Form 10-Q
period 1995-03-31
IOWA FIRST BANCSHARES CORP
filed 1995-05-10
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON D.C.    20549


                                  FORM 10-Q


  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended March 31, 1995

                                     OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from         to

            Commission file number 2-89283


                         IOWA FIRST BANCSHARES CORP.
           (Exact name of registrant as specified in its charter)


STATE OF IOWA                                        42-1211285
(State or other jurisdiction                         (IRS Employer
of incorporation or organization)                    Identification No.)

300 East Second Street
Muscatine, Iowa  52761
(Address of principal executive offices)

319-263-4221
(Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X     NO

At March 31, 1995 there were 577,601 shares of the registrant's common stock outstanding.

                IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                             INDEX TO FORM 10-Q





                                                                     PAGE NO.

PART 1     Financial Information

      Item 1.   Financial Statements

                  Consolidated Condensed Balance Sheets,
                  March 31, 1995 and December 31, 1994                     1

                  Consolidated Condensed Statements of
                  Operations, Three Months Ended
                  March 31, 1995 and 1994                                  2

                  Consolidated Condensed Statements of
                  Cash Flows, Three Months Ended
                  March 31, 1995 and 1994                                  3

                  Notes to Consolidated Condensed
                  Financial Statements                                   4-6


      Item 2.   Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                              7-12


PART II          Other Information

      Item 4.   Submission of Matters to a Vote of
                Security Holders                                          13


      Item 6.   Exhibits and Reports on Form 8-K                          13


Signatures                                                                14

                IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                               (In Thousands)
                                 (Unaudited)

                                                      March 31, December 31,
                                                        1995        1994
      ASSETS

Cash and due from banks                               $ 12,682   $ 11,720

Investment securities held to maturity (fair
  value March 31, 1995 $51,486; December 31,
  1994 $52,022)                                         52,343     53,659

Investment securities available for sale (cost
  March 31, 1995 $13,938; December 31, 1994
  ($16,160)                                             13,759     15,791

Federal funds sold and securities purchased
  under resale agreements                                2,575      3,337

Loans, net of allowance for possible loan
  losses March 31, 1995 $2,570; December 31,
  1994 $2,526                                          165,346    162,015

Bank premises and equipment, net                         4,471      4,545

Other assets                                             2,761      2,733

  TOTAL ASSETS                                        $253,937   $253,800

LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest bearing deposits                          $ 32,335   $ 35,336
Interest bearing deposits                              193,611    193,687
  TOTAL DEPOSITS                                      $225,946   $229,023
Securities sold under agreements
  to repurchase                                          5,126      2,248
Other liabilities                                        1,575      1,857
  TOTAL LIABILITIES                                   $232,647   $233,128

STOCKHOLDERS' EQUITY

Common stock                                          $    200   $    200
Surplus                                                  3,800      3,800
Retained earnings                                       17,683     17,193
                                                      $ 21,683   $ 21,193
Unrealized gains (losses) on securities
  available for sale, net                                 (105)      (233)
Less net cost of common shares acquired
  for the treasury                                         288        288
  TOTAL STOCKHOLDERS' EQUITY                          $ 21,290   $ 20,672

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $253,937   $253,800

See Notes to Consolidated Condensed Financial Statements.

                IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Data)
                                 (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                        1995       1994

INTEREST INCOME:
  Interest and fees on loans                          $  3,462   $  3,045
  Interest on investment securities                        982        974
  Interest on federal funds sold and securities
    purchased under resale agreements                       16         84
  Other interest                                           - -          1

  Total interest income                               $  4,460   $  4,104

INTEREST EXPENSE:
  Interest on deposits and securities sold
    under repurchase agreements                       $  2,038   $  1,741
  Interest on note payable                                 - -         20

  Total interest expense                              $  2,038   $  1,761

  Net interest income                                 $  2,422   $  2,343

Provision for loan losses                                   15         15

  Net interest income after provision for
    loan losses                                       $  2,407   $  2,328

Investment securities gains (losses)                         2         30
Other income                                               370        402
Other expense                                            1,747      1,774

  Income before income taxes                          $  1,032   $    986
Applicable income taxes                                    329        311
Net income                                            $    703   $    675

Per share data:
  Net earnings per common share                       $   1.19   $   1.16

Dividends declared per common share
  (declared semi-annually until quarterly
  dividend declarations began first quarter of
  1995)                                               $    .37   $    - -


See Notes to Consolidated Condensed Financial Statements.

                IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    (In Thousands, Except Per Share Data)
                                 (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                        1995       1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $    703   $    675

Adjustments to reconcile net income to net cash provided by operating activities:

  Proceeds from FHLMC                                      130      1,205
  Loans underwritten for FHLMC                            (129)    (1,189)
  Gains on loans sold to FHLMC                              (1)       (16)
  Provision for loan losses                                 15         15
  Investment securities (gains) losses, net                 (2)       (30)
  Depreciation                                             114        118
  Deferred income taxes                                    - -       (179)
  Amortization of premiums and accretion of discounts
    on loans and investment securities, net                 75         90
  (Increase) in other assets                               (28)      (178)
  (Decrease) in other liabilities                         (282)      (388)

  Net cash provided by operating activities           $    595   $    123

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in federal funds sold       $    762   $   (150)
  Proceeds from maturities of investment securities      4,281      6,068
  Proceeds from sales of investment securities           1,002      3,560
  Purchases of investment securities                    (1,692)    (9,346)
  Net (increase) in loans                               (3,346)      (828)
  Purchases of bank premises and equipment                 (40)       (99)

  Net cash provided by (used in) investing
    activities                                        $    967   $   (795)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) in noninterest bearing deposits      $ (3,001)  $ (2,465)
  Net increase (decrease) in interest
    bearing deposits                                       (76)     5,956
  Net increase in securities sold under
    agreements to repurchase                             2,878        238
  Cash dividends paid                                     (401)      (342)
  Purchases of common stock for the treasury,
    net of sales                                           - -        - -

  Net cash provided by (used in) financing
    activities                                        $   (600)  $  3,387

  Net increase in cash and due from banks             $    962   $  2,715

Cash and due from banks:
  Beginning                                             11,720      9,100
  Ending                                              $ 12,682   $ 11,815

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                          $  1,764   $  1,730

    Income taxes                                           - -        - -

See Notes to Consolidated Condensed Financial Statements.

                IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


Note 1.  Nature of Business and Significant Accounting Policies

   Nature of business:

     Iowa First Bancshares Corp. is a bank holding company providing bank and bank related services through it's subsidiaries.

   Significant accounting policies:

     Principles of consolidation:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, First National Bank of Muscatine (Muscatine) and First National Bank in Fairfield (Fairfield), collectively referred to herein as (Banks). All material intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim financial statements presented reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature.

   Presentation of cash flows:

     For purposes of reporting cash flows, cash and due from banks include cash on-hand and amounts due from banks. Cash flows from demand deposits, NOW accounts, savings accounts, and federal funds sold are reported net, since their original maturities are less than three months. Cash flows are also reported net for securities sold under agreements to repurchase, certificates of deposits, and loans.

   Investment securities:

     Investment securities held to maturity are those debt securities that the Banks have the ability and intent to hold until maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. Such securities are carried at cost adjusted for amortization of premiums and accretion of discounts. If the ability or intent to hold to maturity is not present for certain specified securities, such securities are considered available for sale as the Banks intend to hold them for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Banks' assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. There are no securities held for trading purposes. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

   Loans and direct lease financing:

     Loans are stated at the amount of unpaid principal, reduced by unearned discount and an allowance for loan losses. The allowance for loan losses is maintained at the level considered adequate by management of the Banks to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. In determining the adequacy of the allowance balance, the Banks make continuous credit reviews of the loan portfolio and consider current economic conditions, historical loan loss experience, review of specific problem loans and other factors. Unearned interest on discounted loans is amortized to income over the life of the loans using the interest method. For all other loans, interest is accrued daily on the outstanding balances. Accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Generally this occurs when the collection of interest or principal has become 90 days past due.

     Financial Accounting Standards Board (FASB) Statement No. 114, Accounting by Creditors for Impairment of a Loan, as amended by FASB Statement No. 118, was adopted as of January 1, 1995. Under these standards, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require increase, such increase is reported as bad debt expense. Cash interest payments collected on impaired loans are recorded as interest income. The effect of adopting these standards was not material.

     The leasing operations consist principally of the leasing of various types of medical and transportation equipment. All of the leases are classified and accounted for as direct financing leases. Under the direct financing method of accounting for leases, the total net rentals receivable under the lease contracts and the estimated unguaranteed residual value of the leased equipment, net of unearned income, are recorded as a net investment in direct financing leases and the unearned income is recognized each month as it is earned so as to provide a constant periodic rate of return on the unrecovered investment.

     Direct loan and lease origination fees and costs are generally being deferred and the net amount amortized as an adjustment of the related loan's or lease's yield. The Banks generally amortize these amounts over the contractual life. Commitment fees based upon a percentage of customers' unused lines of credit and fees related to standby letters of credit are not significant.

   Bank premises and equipment:

     Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method based on estimated useful lives.

   Other assets:

     Other real estate (ORE), which is included in other assets, represents properties acquired through foreclosure, in-substance foreclosure or other proceedings. ORE is recorded at the lower of the amount of the loan or fair market value of the properties. Any write-down to fair market value at the time of transfer to ORE is charged to the allowance for loan losses. Property is evaluated regularly to ensure that the recorded amount is supported by the current fair market value.

   Income taxes:

     The Company files its tax return on a consolidated basis with its subsidiary banks. The entities follow the direct reimbursement method of accounting for income taxes under which income taxes or credits which result from the subsidiary banks' inclusion in the consolidated tax return are paid to or received from the parent company.

     Statement of Financial Accounting Standard No. 109 ("FAS 109"), Accounting for Income Taxes, was adopted in 1993. Under the asset and liability method of accounting for income taxes prescribed by FAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Deferred income taxes have not been provided on the equity in undistributed net income of the subsidiaries as the entities file a consolidated income tax return.

     Trust assets:

      Trust assets (other than cash deposits) held by the Banks in fiduciary or agency capacities for its customers are not included in the accompanying consolidated balance sheets since such items are not assets of the Banks.

     Fair value of financial instruments:

       FAS No. 107, Disclosures about Fair Market Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Interim condensed financial statements are not required to include the disclosures outlined by FAS 107 and, accordingly, are not included herein.


Note 2.  Capital Stock and Earnings Per Share

   Common shares and preferred stock authorized total 2,000,000 shares and
500,000 shares, respectively.   Primary earnings per share are arrived at by
dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding for the respective period. The weighted average number of shares of common stock and common stock equivalents outstanding for the first three months of 1995 was 593,063.

                IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS






Discussion and Analysis of Financial Condition

The Company's total assets at March 31, 1995, were $253,937,000.
Muscatine's total assets were $170,857,000 which reflects a $1,074,000 (.6%)
decrease from December 31, 1994, total assets.   Fairfield's total assets
were $81,329,000 at March 31, 1995, which is an increase of $1,122,000 (1.4%) when compared to December 31, 1994, total assets. Total consolidated assets increased by .1% during the first three months of 1995.

Net loans totaled $165,346,000 at March 31, 1995. Net loans at Muscatine increased by $1,846,000 (1.7%) during the first three months. Net loans increased at Fairfield by $1,485,000 (2.9%) during the first three months. Consolidated net loans increased by 2.1% during the first quarter of 1995.

Total held to maturity and available for sale securities decreased $3,350,000 during the first three months of 1995 due to maturities and sales
utilized to generate funds for loan growth.   The Banks continue to
emphasize purchase of securities with maturities of five years and less as such purchases offer better yields than shorter term investments with very little credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities have been purchased in order to enhance overall portfolio yield without significantly increasing risk. At March 31, 1995, less than 10% of investment securities mature in more than
five years and less than 2% mature in more than ten years.   Securities
totaling approximately $1 million were sold from the available for sale securities portfolio during the year with net gains before tax on these sales of approximately $2,000.

Total deposits at March 31, 1995, were $225,946,000. Deposits at Muscatine decreased approximately $4.4 million during the first quarter. Fairfield's total deposits increased approximately $1.1 million during the same period. This represents a combined deposit decrease of 1.3% for the Company during the first three months of 1995. Somewhat offsetting this deposit decline, securities sold under agreements to repurchase increased $2.9 million at Muscatine and in total.

Results of Operations

Consolidated net income from continuing operations was $703,000, or $1.19 per share, for the first quarter of 1995, a 4% increase from the same period last year. This improvement resulted primarily from increased net interest margin and expense control.

The Company has been able to expand the net interest margin, as compared to the prior year by actively managing asset quality, growth of the loan portfolio, and rates paid on assets and liabilities. Management does not believe these levels of net interest margin are sustainable indefinitely as the Federal Reserve Bank has been raising short-term interest rates which will likely continue to put pressure on the Banks' net interest margins.

Provisions for loan losses were $15,000 for the three months ended March 31, 1995, the same as in 1994. Net loan recoveries totaled $29,000 compared to net loan charge-offs of $52,000 for the first quarter of 1995 and 1994, respectively.

Nonaccrual loans were reduced modestly during the past twelve months totaling $1.301 million at March 31, 1995, $168,000 less than the end of the first quarter in 1994. Other real estate owned totaled $187,000, and loans past due 90 days or more and still accruing totaled $130,000. The reserve for loan losses of $2,570,000 represents 1.6% of net loans and 159% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

Interest Rate Sensitivity
The Company manages its balance sheet to minimize the impact of interest rate movements on its earnings. The term "rate sensitive" refers to those assets and liabilities which are "sensitive" to fluctuations in rates and yields. When interest rates move, earnings may be affected in many ways. Interest rates on assets and liabilities may change at different times or by different amounts. Maintaining a proper balance between rate sensitive earning assets and rate sensitive liabilities is the principal function of asset and liability management of a banking organization.

The following table shows the interest rate sensitivity position at several repricing intervals (dollar amounts in thousands):

                                               Repricing Maturities at March 31, 1995
                                                                                               Non-
                                               Less Than     3-12       1-5      More Than   Interest
                                               3 Months      Months    Years      5 years    Bearing      Total
Assets:
  Loans                                        $ 51,394    $ 29,860   $ 72,198   $ 13,163    $  1,301   $167,916
  Investments                                    10,716       9,794     40,355      5,227          10     66,102
  Other earning assets                            3,492        -  -       -  -       -  -        -  -      3,492
  Nonearning assets                                -  -        -  -       -  -       -  -      16,427     16,427

Total assets                                   $ 65,602    $ 39,654   $112,553   $ 18,390    $ 17,738   $253,937

Liabilities and Equity:

  Deposits                                     $ 44,307    $ 85,158   $ 64,146   $   -  -    $ 32,335   $225,946
  Other purchased funds                           3,876         750        500       -  -        -  -      5,126
  Other liab.                                      -  -        -  -       -  -       -  -       1,575      1,575
  Equity                                           -  -        -  -       -  -       -  -      21,290     21,290

Total liabilities and equity                   $ 48,183    $ 85,908   $ 64,646   $   -  -    $ 55,200   $253,937

Repricing gap                                  $ 17,419    $(46,254)  $ 47,907   $ 18,390    $(37,462)  $   -  -

Cumulative repricing gap                       $ 17,419    $(28,835)  $ 19,072   $ 37,462    $   -  -   $   -  -

The data in this table incorporates the contractual characteristics as well as an estimate of the actual repricing characteristics of the Company's assets and liabilities. Based on the estimate, twenty percent of the savings and NOW accounts are reflected in the less than three months category, 30% in the three month to one year category, with the remaining 50% in the 1-5 year time frame. Money market accounts are estimated as 25% in the less than three months category and 75% in the three months to one year time frame.

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At March 31, 1995, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range by $28.8 million and, thus, the Company is positioned to benefit from a decline in interest rates within the next year.

The Company's repricing gap position is useful for measuring general relative risk levels. However, even with perfectly matched repricing of assets and liabilities, interest rate risk cannot be avoided entirely. Interest rate risk remains in the form of prepayment risk of assets and liabilities, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates, and basis risk. Basis risk refers to the possibility that the repricing behavior of variable-rate assets could differ from the repricing characteristics of liabilities which reprice in the same time period. Even though these assets are match-funded, the spread between asset yields and funding costs could change.

Because the repricing gap position does not capture these risks, Management utilizes simulation modeling to measure and manage the rate sensitivity exposure of earnings. The Company's simulation model provides a projection of the effect on net interest income of various interest rate scenarios and balance sheet strategies.

Liquidity

For banks, liquidity represents ability to meet both loan commitments and deposit withdrawals. Factors which influence the need for liquidity are varied, but include general economic conditions, asset/liability mix, bank reputation, future FDIC funding needs, changes in regulatory environment, and credit standing. Assets which provide liquidity consist principally of loans, cash and due from banks, investment securities, and short-term investments such as federal funds. Maturities of securities held for investment purposes and loan payments provide a constant flow of funds available for cash needs. Additionally, liquidity can be gained by the sale of loans or securities prior to maturity if such assets had previously been designated as available for sale. Interest rates, relative to the rate paid by the security or loan sold, along with the maturity of the security or loan, are the major determinates of the price which can be realized upon sale.

The subsidiary banks do not have brokered deposits.

At March 31, 1995, the investment portfolio included $206,000 of gross unrealized gains and $1,063,000 of gross unrealized losses related to securities intended to be held until maturity. Such amounts are not expected to have a material effect on future earnings beyond the usual amortization of acquisition premium or discount, because no significant sale of such investments is anticipated. Securities available for sale with a cost totaling $13,938,000 at quarter-end included $42,000 of gross unrealized gains and $221,000 of gross unrealized losses. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by Management.

Capital

Stockholders' equity increased $618,000 (3%) during the three months ended March 31, 1995.

Federal regulatory agencies have adopted various capital standards for financial institutions, including risk-based capital standards. The primary objectives of the risk-based capital framework are to provide a more consistent system for comparing capital positions of financial institutions and to take into account the different inherent risks among financial institutions' assets and off-balance-sheet items.

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a Financial Institution to maintain capital at higher levels.

A comparison of the Company's capital as of March 31, 1995 with the minimum requirements is presented below.

                                         Minimum
                                         Actual       Requirements

Tier 1 risk-based capital                13.16%           4.00%
Total risk-based capital                 14.71%           8.00%
Tier 1 leverage ratio                     8.42%           3.00%

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services. In the current interest rate environment, liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

Trends, Events or Uncertainties

Officers and Directors of the Company and its subsidiaries have had, and may have in the future, banking transactions in the ordinary course of business of the Company's subsidiaries. All such transactions are on substantially the same terms, including interest rates on loans and collateral, as those prevailing at the time for comparable transactions with others, involve no more than normal risk of collectibility, and present no other unfavorable features.

At its meeting on June 15, 1989, the Company's Board of Directors authorized a stock repurchase program, to repurchase up to 10 percent of the Company's shares or 60,000 shares. Through March 31, 1995, over 22,000 shares of common stock have been purchased under the program, net of sales to the Company's Employee Stock Ownership Plan. The Company expects to continue repurchase of its common stock from time to time under the repurchase program.

The Company is not, at this time, actively investigating any specific possible purchase of other banking or nonbank organizations, but may in the future.

Besides those previously discussed, management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have material effect on the Company's liquidity, capital resources or operations.

                IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                              OTHER INFORMATION



ITEM 4.  Submission of Matters to a Vote of Security Holders.

       At the Annual Meeting of the Company held at its offices on April 20, 1995, the shareholders elected the following individuals to the Board of Directors for three year terms:


                                     Votes in Favor  Votes Against

Roy J. Carver, Jr.                       474,936            600
Dean H. Holst                            469,956          5,640
Dr. Victor G. McAvoy                     469,518          6,438




ITEM 6.  Exhibits and reports on Form 8-K.


         Reports on Form 8-K.      No Form 8-K has been
                                   filed for the quarter
                                   ended March 31, 1995.

                IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                                 SIGNATURES








Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                     IOWA FIRST BANCSHARES CORP.

                                              (Registrant)



                                     /s/George A. Shepley
Date 5/09/95                         George A. Shepley, Chairman of
                                     the Board, President & Chief
                                     Executive Officer






                                     /s/Kim K. Bartling
Date 5/09/95                         Kim K. Bartling, Senior Vice
                                     President, Chief Financial
                                     Officer & Treasurer