Form 10-Q
period 1995-06-30
IOWA FIRST BANCSHARES CORP
filed 1995-08-04
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON D.C.    20549


                                 FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1995

                                    OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from _______ to _______

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

YES  X     NO

At June 30, 1995 there were 572,101 shares of the registrant's common stock outstanding.

               IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q


                                                                  PAGE NO.

PART 1    Financial Information

          Item 1.   Financial Statements

                    Consolidated Condensed Balance Sheets,
                      June 30, 1995 and December 31, 1994               1

                    Consolidated Condensed Statements of
                      Operations, Three and Six Months Ended
                      June 30, 1995 and 1994                            2

                    Consolidated Condensed Statements of
                      Cash Flows, Six Months Ended
                      June 30, 1995 and 1994                            3

                    Notes to Consolidated Condensed
                      Financial Statements                           4-6


          Item 2. Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                      7-12


PART II   Other Information


          Item 6. Exhibits and Reports on Form 8-K                    13

Signatures                                                            14

               IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (In Thousands)
                                (Unaudited)

                                                    June 30,  December 31,
                                                      1995        1994
      ASSETS

Cash and due from banks                             $ 12,376   $ 11,720

Investment securities held to maturity (fair
  value June 30, 1995 $47,324; December 31,
  1994 $52,022)                                       47,319     53,659

Investment securities available for sale (cost
  June 30, 1995 $15,027; December 31, 1994
  $16,160)                                            15,073     15,791

Federal funds sold and securities purchased
  under resale agreements                              9,060      3,337

Loans, net of allowance for possible loan
  losses June 30, 1995 $2,609; December 31,
  1994 $2,526                                        166,961    162,015

Bank premises and equipment, net                       4,479      4,545

Other assets                                           2,504      2,733

  TOTAL ASSETS                                      $257,772   $253,800

LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest bearing deposits                        $ 33,245   $ 35,336
Interest bearing deposits                            195,158    193,687
  TOTAL DEPOSITS                                    $228,403   $229,023
Other borrowings                                       1,450        - -
Securities sold under agreements
  to repurchase                                        4,459      2,248
Other liabilities                                      1,741      1,857
  TOTAL LIABILITIES                                 $236,053   $233,128

STOCKHOLDERS' EQUITY

Common stock                                        $    200   $    200
Surplus                                                3,800      3,800
Retained earnings                                     18,205     17,193
                                                    $ 22,205   $ 21,193
Unrealized gains (losses) on securities
  available for sale, net                                 29       (233)
Less net cost of common shares acquired
  for the treasury                                       515        288
  TOTAL STOCKHOLDERS' EQUITY                        $ 21,719   $ 20,672

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $257,772   $253,800

See Notes to Consolidated Condensed Financial Statements.

               IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Data)
                                (Unaudited)


                                            Three Months     Six Months
                                           Ended June 30,  Ended June 30,
                                            1995    1994    1995    1994

INTEREST INCOME:
  Interest and fees on loans               $3,622  $3,147  $7,084  $6,192
  Interest on investment securities           919   1,001   1,901   1,975
  Interest on federal funds sold and
    securities purchased under resale
    agreements                                175     120     191     204
  Other interest                              - -      10     - -      11

  Total interest income                    $4,716  $4,278  $9,176  $8,382

INTEREST EXPENSE:
  Interest on deposits, securities
    sold under repurchase agreements
    and other borrowings                   $2,259  $1,837  $4,297  $3,578
  Interest on note payable                    - -      20     - -      40

  Total interest expense                   $2,259  $1,857  $4,297  $3,618

  Net interest income                      $2,457  $2,421  $4,879  $4,764

Provision for loan losses                      15      15      30      30

  Net interest income after provision
    for loan losses                        $2,442  $2,406  $4,849  $4,734

Investment securities gains (losses)            4      20       6      50
Other income                                  360     411     730     813
Other expense                               1,744   1,769   3,491   3,543

  Income before income taxes               $1,062  $1,068  $2,094  $2,054
Applicable income taxes                       317     325     646     636
Net income                                 $  745  $  743  $1,448  $1,418

Per share data:
  Net earnings per common share            $ 1.26  $ 1.28  $ 2.45  $ 2.44

Dividends declared per common share
  (declared semi-annually until
  quarterly dividend declarations
  began first quarter of 1995)             $  .39  $  .65  $  .76  $  .65


See Notes to Consolidated Condensed Financial Statements.

               IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   (In Thousands, Except Per Share Data)
                                (Unaudited)


                                                      Six Months Ended
                                                         June 30 ,
                                                      1995       1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $  1,448   $  1,418

Adjustments to reconcile net income to net cash provided by operating activities:

  Proceeds from FHLMC                                    391      2,521
  Loans underwritten for FHLMC                          (390)    (2,496)
  Gains on loans sold to FHLMC                            (1)       (25)
  Provision for loan losses                               30         30
  Investment securities (gains) losses, net               (6)       (50)
  Depreciation                                           220        239
  Deferred income taxes                                  - -       (267)
  Amortization of premiums and accretion of
    discounts on loans and investment
    securities, net                                      113        173
  Decrease in other assets                               229         52
  (Decrease) in other liabilities                       (116)      (336)

  Net cash provided by operating activities         $  1,918   $  1,259

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in federal funds sold     $ (5,723)  $  5,080
  Proceeds from maturities of investment securities    9,728      9,176
  Proceeds from sales of investment securities         2,472      4,560
  Purchases of investment securities                  (4,809)   (15,838)
  Net (increase) in loans                             (4,976)    (5,622)
  Purchases of bank premises and equipment              (154)      (155)

  Net cash (used in) investing activities           $ (3,462)  $ (2,799)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) in noninterest bearing deposits    $ (2,091)  $ (4,122)
  Net increase in interest bearing deposits            1,471      7,163
  Net increase in securities sold under
    agreements to repurchase                           2,211      1,782
  Net increase in other borrowings                     1,450        - -
  Principal payments on notes payable                    - -       (800)
  Cash dividends paid                                   (614)      (342)
  Purchases of common stock for the treasury,
    net of sales                                        (227)       136

  Net cash provided by financing activities         $  2,200   $  3,817

  Net increase in cash and due from banks           $    656   $  2,277

Cash and due from banks:
  Beginning                                           11,720      9,100
  Ending                                            $ 12,376   $ 11,377

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                        $  4,982   $  3,546

    Income taxes                                         455        292

See Notes to Consolidated Condensed Financial Statements.

               IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)



Note 1.   Nature of Business and Significant Accounting Policies

          Nature of business:

            Iowa First Bancshares Corp. is a bank holding company providing bank and bank related services through its subsidiaries.

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

            Presentation of cash flows:

              For purposes of reporting cash flows, cash and due from banks include cash on-hand and amounts due from banks. Cash flows from demand deposits, NOW accounts, savings accounts, and federal funds sold are reported net, since their original maturities are less than three months. Cash flows are also reported net for other borrowings, securities sold under agreements to repurchase, certificates of deposits, and loans.

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

               IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)



Note 2.   Capital Stock and Earnings Per Share

          Common shares and preferred stock authorized total 2,000,000
          shares and 500,000 shares, respectively.   Primary earnings per
          share are arrived at by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding for the respective period. The weighted average number of shares of common stock and common stock equivalents outstanding for the first six months of 1995 was 591,136.

               IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Discussion and Analysis of Financial Condition

The Company's total assets at June 30, 1995, were $257,772,000. Muscatine's total assets were $176,905,000 which reflects a $4,974,000
(2.9%) increase from December 31, 1994, total assets.   Fairfield's total
assets were $79,212,000 at June 30, 1995, which is a decrease of $995,000 (1.2%) when compared to December 31, 1994, total assets. Total consolidated assets increased by 1.6% during the first six months of 1995.

Net loans totaled $166,961,000 at June 30, 1995. Net loans at Muscatine increased by $3,922,000 (3.5%) during the first six months. Net loans increased at Fairfield by $1,024,000 (2.0%) during the first six months. Consolidated net loans increased by $4,946,000 (3.1%) year-to-date with $1,615,000 of the increase occurring during the second quarter of 1995.

Total held to maturity and available for sale securities decreased over $7 million during the first six months of 1995 due to maturities and sales
utilized to generate funds primarily for loan growth.   The Banks continue
to emphasize purchase of securities with maturities of five years and less as such purchases offer reasonable yields with very little credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities have been purchased in order to enhance overall portfolio yield without significantly increasing risk. At June 30, 1995, less than 10% of investment securities mature in more than five years and
less than 2% mature in more than ten years.   Securities totaling
approximately $2.5 million were sold from the available for sale securities portfolio during the year with net gains before tax on these sales of approximately $6,000.

Total deposits at June 30, 1995, were $228,403,000. Deposits at Muscatine increased approximately $1.1 from the prior year end. Fairfield's total deposits decreased approximately $1.9 million during the same period.
This represents a combined deposit decrease of .3% for the Company during the first six months of 1995. Offsetting this deposit decline, securities sold under agreements to repurchase increased $.7 million and $1.5 million at Fairfield and Muscatine, respectively. Additionally, intermediate term advances were borrowed from the Federal Home Loan Bank totaling $1.45 million.

Results of Operations

Consolidated net income from continuing operations was $745,000, or $1.26 per share, for the second quarter of 1995, a $2,000 increase from the same period last year. Consolidated net income for the first six months of 1995 was $1,448,000, or $2.45 per share. This is $30,000 (2.1%) higher than the same period in 1994. This improvement resulted primarily from increased net interest margin and expense control.

The Company has been able to expand the net interest margin, as compared to the prior year by actively managing asset quality, growth of the loan portfolio, and rates paid on assets and liabilities. Management expressed doubts as to the sustainability of these levels of net interest margin as the Federal Reserve Bank raised short-term interest rates over the past several quarters. With the Federal Reserve Bank's recent one-quarter percent reduction in the targeted federal funds rate, management of the Company is guardedly optimistic that the net interest margin is less likely to erode substantially in the near term.

Provisions for loan losses were $30,000 for the six months ended June 30, 1995, the same as in 1994. Net loan recoveries totaled $53,000 compared to net loan charge-offs of $41,000 for the first two quarters of 1995 and 1994, respectively.

Nonaccrual loans were reduced during the past twelve months totaling $1.21 million at June 30, 1995, $311,000 less than the end of the second quarter in 1994. Other real estate owned totaled $187,000, and loans past due 90 days or more and still accruing totaled $147,000. The reserve for loan losses of $2,609,000 represents 1.6% of net loans and 169% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

The efficiency ratio, defined as noninterest expense as a percent of net interest income plus noninterest income, was 62.2% for the first six months of 1995 compared to 63% for all of 1994.

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

The following table shows the interest rate sensitivity position at several repricing intervals (dollar amounts in thousands):

                          Repricing Maturities at June 30, 1995
                                                          Non-
                Less Than   3-12      1-5     More Than interest
                3 Months   Months     Years    5 years  Bearing    Total
Assets:
  Loans         $ 51,250  $ 34,805  $ 68,465  $ 13,838  $  1,212  $169,570
  Investments      6,749    11,918    39,671     4,044        10    62,392
  Other earning
    assets         9,060       - -       - -       - -       - -     9,060
  Nonearning
    assets           - -       - -       - -       - -    16,750    16,750

Total assets    $ 67,059  $ 46,723  $108,136  $ 17,882  $ 17,972  $257,772

Liabilities
  and Equity:

  Deposits      $ 41,590  $ 87,323  $ 66,245  $    - -  $ 33,245  $228,403
  Other
    purchased
    funds          3,444       450     2,015       - -       - -     5,909
  Other liab.        - -       - -       - -       - -     1,741     1,741
  Equity             - -       - -       - -       - -    21,719    21,719

Total
  liabilities
  and equity    $ 45,034  $ 87,773  $ 68,260  $    - -  $ 56,705  $257,772

Repricing gap   $ 22,025  $(41,050) $ 39,876  $ 17,882  $(38,733) $    - -

Cumulative
  repricing
  gap           $ 22,025  $(19,025) $ 20,851  $ 38,733  $    - -  $    - -

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At June 30, 1995, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range by $19 million and, thus, the Company is positioned to benefit from a decline in interest rates within the next year.

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

At June 30, 1995, the investment portfolio included $320,000 of gross unrealized gains and $315,000 of gross unrealized losses related to securities intended to be held until maturity. Such amounts are not expected to have a material effect on future earnings beyond the usual amortization of acquisition premium or discount, because no significant sale of such investments is anticipated. Securities available for sale with a cost totaling $15,027,000 at quarter-end included $80,000 of gross unrealized gains and $34,000 of gross unrealized losses. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by Management.

Capital

Stockholders' equity increased $429,000 and $1,047,000 during the three and six months ended June 30, 1995, respectively.

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

A comparison of the Company's capital as of June 30, 1995 with the minimum requirements is presented below.


                                                          Minimum
                                         Actual         Requirements

Tier 1 risk-based capital                13.17%            4.00%
Total risk-based capital                 14.75%            8.00%
Tier 1 leverage ratio                     8.41%            3.00%

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

At its meeting on June 15, 1989, the Company's Board of Directors authorized a stock repurchase program, to repurchase up to 10 percent of the Company's shares or 60,000 shares. Through June 30, 1995, nearly 28,000 shares of common stock have been purchased under the program, net of sales to the Company's Employee Stock Ownership Plan. The Company expects to continue repurchase of its common stock from time to time under the repurchase program.

In the normal course of business, the Banks are involved in various legal proceedings. In the current opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

The Company has incurred legal and engineering fees, and performed various tests on a bank-owned vacant lot to determine if the lot contains environmental damage or a potential for environmental damage liability.
As a result of the testing, the Company has submitted a Site Clean-Up Report with the Iowa Department of Natural Resources (IADNR). The Company intends to work with the IADNR, as well as its own engineers and attorneys, to determine the nature and scope of this environmental concern, to ascertain the need for a monitoring and/or remediation program and to consider the costs and allocations of responsibility with respect to any expenses incurred under such a program. In the event that on-going monitoring or remediation is required, investigation into the potential for reimbursement by predecessor owners or insurers is in process. No conclusions have been reached at this time about a final plan of monitoring and/or remediation, if any, and the costs that may be associated with such a plan.


Besides those previously discussed, management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have material effect on the Company's liquidity, capital resources or operations.

               IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                             OTHER INFORMATION





ITEM 6.   Exhibits and reports on Form 8-K.


          Reports on Form 8-K.      No Form 8-K has been
                                    filed for the quarter
                                    ended June 30, 1995.

               IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                    IOWA FIRST BANCSHARES CORP.
                                            (Registrant)




Date   8/4/95                       /s/ George A. Shepley
                                    George A. Shepley, Chairman of
                                    the Board, President & Chief
                                    Executive Officer






Date   8/4/95                       /s/ Kim K. Bartling
                                    Kim K. Bartling, Senior Vice
                                    President, Chief Financial
                                    Officer & Treasurer