Form 10-Q
period 1995-09-30
IOWA FIRST BANCSHARES CORP
filed 1995-11-14
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON D.C.    20549


                          FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended September 30, 1995

                              OR

_____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

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

YES  X     NO_____

At September 30, 1995 there were 571,921 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)

                                                          September     December
                                                            30,            31,
                                                            1995          1994
                                                          ---------     --------
               ASSETS

Cash and due from banks ..............................     $ 12,465     $ 11,720

Investment securities held to maturity (fair value
  September 30, 1995, $44,994; December 31,
  1994, $52,022)......................................       44,829       53,659

Investment securities available for sale (cost
  September 30, 1995, $19,121; December 31, 1994,
  $16,160)............................................      19,232       15,791

Federal funds sold and securities
   purchased under resale agreements .................        7,075        3,337

Loans, net of allowance for possible loan
   losses September 30, 1995, $2,576;
   December 31, 1994, $2,526 .........................      170,014      162,015

Bank premises and equipment, net .....................        4,430        4,545

Other assets .........................................        3,162        2,733
                                                           --------     --------

   TOTAL ASSETS ......................................     $261,207     $253,800
                                                           ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
            LIABILITIES

Noninterest bearing deposits ........................     $ 32,413     $ 35,336
Interest bearing deposits ...........................      198,292      193,687
                                                          --------     --------
   TOTAL DEPOSITS ...................................      230,705      229,023
Other borrowings ....................................        2,600            0
                                                          --------     --------
Securities sold under agreements to repurchase ......        3,717        2,248
Other liabilities ...................................        1,815        1,857
                                                          --------     --------

   TOTAL LIABILITIES ................................      238,837      233,128
                                                          --------     --------

STOCKHOLDERS' EQUITY

Common Stock ........................................          200          200
Surplus .............................................        3,800        3,800
Retained earnings ...................................       18,822       17,193
                                                          --------     --------
                                                            22,822       21,193
Unrealized gains (losses) on securities
  available for sale, net ...........................           70         (233)
Less net cost of common shares acquired for
  the treasury ......................................          522          288
                                                          --------     --------
   TOTAL STOCKHOLDERS' EQUITY .......................       22,370       20,672
                                                          --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........     $261,207     $253,800
                                                          ========     ========


See notes to Consolidated Condensed Financial Statements.

                         IOWA FIRST BANCSHARES CORP. AND
                                  SUBSIDIARIES
                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS
                           (In Thousands, Except Per
                                  Share Data)
                                  (Unaudited)

                                                                         Three Months Ended                   Nine Months Ended
                                                                            September 30,                        September 30,
                                                                     --------------------------           --------------------------
                                                                       1995              1994              1995                1994
                                                                     -------            -------           -------            -------

INTEREST INCOME:
   Interest and fees on loans ............................           $ 3,744            $ 3,306           $10,828            $ 9,498
   Interest on investment securities .....................               927              1,020             2,828              2,995
   Interest on federal funds sold and securities
     purchased under resale agreements ...................               109                 29               300                233
   Other interest ........................................                 0                  4                 0                 15
                                                                     -------            -------           -------            -------
   Total interest income .................................             4,780              4,359            13,956             12,741
                                                                     -------            -------           -------            -------

INTEREST EXPENSE:
   Interest on deposits, securities sold under repurchase
     agreements and other borrowings......................             2,307              1,869             6,604              5,447
   Interest on note payable ..............................                 0                  9                 0                 49
                                                                     -------            -------           -------            -------
   Total interest expense ................................             2,307              1,878             6,604              5,496
                                                                     -------            -------           -------            -------
   Net interest income ...................................             2,473              2,481             7,352              7,245

Provision for loan losses ................................                 0                 15                30                 45
                                                                     -------            -------           -------            -------
   Net interest income after provision for
      loan losses ........................................             2,473              2,466             7,322              7,200

Investment securities gains (losses) .....................                (9)                 5                (3)                55
Other income .............................................               405                462             1,135              1,275
Other expense ............................................             1,617              1,810             5,108              5,353
                                                                     -------            -------           -------            -------
   Income before income taxes ............................             1,252              1,123             3,346              3,177
Applicable income taxes ..................................               400                336             1,046                972
                                                                     -------            -------           -------            -------
Net income ...............................................           $   852            $   787           $ 2,300            $ 2,205
                                                                     =======            =======           =======            =======

Per share data:
  Net earnings per common share ..........................           $  1.42            $  1.34           $  3.87            $  3.78
                                                                     =======            =======           =======            =======
Dividends declared per common share (declared semi-
  annually until quarterly dividend declarations
  began first quarter of 1995)                                       $  0.41            $  0.00           $  1.17            $  0.65
                                                                     =======            =======           =======            =======

See Notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED
                            STATEMENTS OF CASH FLOWS
                               For The Nine Months
                        Ended September 30, 1995 and 1994
                                 (In Thousands)

                                                            1995          1994
                                                           -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...........................................     $ 2,300      $ 2,205
Adjustments to  reconcile  net  income  to  net
   cash  provided  by  operating activities:
   Proceeds from  FHLMC ..............................       1,405        2,916
   Loans underwritten for FHLMC ......................      (1,400)      (2,891)
   Gains on loans sold to FHLMC ......................          (5)         (25)
   Provision for loan losses .........................          30           45
   Investment securities (gains) losses, net .........           3          (55)
   Depreciation ......................................         324          348
   Deferred income taxes .............................        (150)
                                                           -------      -------
   Amortization of premiums and accretion of
     discounts on loans and investment securities,
     net .............................................         138          247
   (Increase) decrease in other assets ...............        (429)        (543)
   Increase (decrease) in other liabilities ..........          50         (302)
                                                           -------      -------
Net cash provided by operating activities ............       2,416      $ 1,795
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in federal funds sold .....      (3,738)      10,530
   Proceeds from maturities of investment
     securities.......................................      11,430       11,921
   Proceeds from sales of investment securities ......       3,968        9,660
   Purchases of investment securities ................      (9,773)     (18,258)
   Net (increase) in loans ...........................      (8,029)      (7,493)
   Purchases of bank premises and equipment ..........        (209)        (242)
                                                          --------     --------
   Net cash (used in) investing activities ...........      (6,351)       6,118
                                                          ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) in noninterest bearing deposits ....      (2,923)      (1,949)
   Net increase (decrease) in interest bearing
     deposits ........................................       4,605       (1,085)
   Net increase in securities sold under
     agreements to repurchase ........................       1,469        1,457
   Net increase in other borrowings ..................       2,600
                                                          --------     --------
   Principal payments on notes payable ...............           0       (1,300)
                                                          --------     --------
   Cash dividends paid ...............................        (837)        (715)
   Purchases of common stock for the treasury,
     net of sales ....................................        (234)         104
                                                          --------     --------
   Net cash provided by financing activities .........       4,680       (3,488)
                                                           --------    ---------

   Net increase in cash and due from banks ...........         745        4,425

Cash and due from banks:
   Beginning .........................................      11,720        9,100
                                                          --------     --------
   Ending ............................................    $ 12,465     $ 13,525
                                                          ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash payments for:
     Interest                                             $  7,614     $  5,392

     Income taxes                                         $    757     $    446


See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

     Loans and direct lease financing:

          Loans are stated at the amount of unpaid principal, reduced by unearned discount and an allowance for loan losses. The allowance for loan losses is maintained at the level considered adequate by management of the Banks to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. In determining the adequacy of the llowance balance, the Banks make continuous credit
          reviews  of  the  loan   portfolio  and  consider   current   economic
          conditions, historical loan loss experience, review of specific problem loans and other factors.

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


Note 2.  Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 2,000,000 shares and 500,000 shares, respectively. Primary earnings per share are arrived at by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding for the respective period. The weighted average number of shares of common stock and common stock equivalents outstanding for the first nine months of 1995 was 594,368.

               IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS





Discussion and Analysis of Financial Condition
----------------------------------------------


The Company's total assets at September 30, 1995, were $261,207,000. Muscatine's total assets were $176,373,000 which reflects a $4,442,000 (2.6%) increase from December 31, 1994, total assets. Fairfield's total assets were $83,048,000 at September 30, 1995, which is an increase of $2,841,000 (3.5%) when compared to December 31, 1994, total assets. Total consolidated assets increased by 2.9% during the first nine months of 1995.

Net loans totaled $170,014,000 at September 30, 1995. Net loans at Muscatine increased by $5,459,000 (4.9%) during the first nine months. Net loans increased at Fairfield by $2,557,000 (5.0%) during the first nine months. Consolidated net loans increased by $7,999,000 (4.9%) year-to-date with $3,053,000 of the increase occurring during the third quarter of 1995.

Total held to maturity and available for sale securities decreased over $5 million during the first nine months of 1995 due to maturities and sales utilized to generate funds primarily for loan growth. The Banks continue to emphasize purchase of securities with maturities of five years and less as such purchases offer reasonable yields with very little credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities have been purchased in order to enhance overall portfolio yield without significantly increasing risk. At September 30, 1995, less than 10% of investment securities mature in more than five years and less than 2% mature in more than ten years. Securities totaling approximately $4 million were sold from the available for sale securities portfolio during the year with net losses before tax on these sales of approximately $3,000.

Total deposits at September 30, 1995, were $230,705,000. Deposits at Muscatine decreased less than .1% from the prior year end. Fairfield's total deposits increased approximately $1.5 million (2.1%) during the same period. This represents a combined deposit increase of .7% for the Company during the first nine months of 1995. Additionally, securities sold under agreements to repurchase increased $1.5 million and intermediate term advances were borrowed from the Federal Home Loan Bank totaling $2.6 million.

     IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS





Results of Operations
---------------------

Consolidated net income from continuing operations was $852,000, or $1.42 per share, for the third quarter of 1995, a $65,000 increase from the same period last year. Consolidated net income for the first nine months of 1995 was $2,300,000, or $3.87 per share. This is $95,000 (4.3%) higher than the same period in 1994. This improvement resulted primarily from increased net interest margin and reduced expenses. A major positive factor in the financial performance of the third quarter occurred when the FDIC refunded to the banking industry, including our subsidiary banks, overpayments of previously submitted deposit insurance premiums to the Bank Insurance Fund (BIF). The refunds to our subsidiaries totalled over $130,000 before income tax consequences. Additionally, future BIF premium rates were reduced approximately 80% for our banks.

The Company has been able to expand the net interest margin, as compared to the prior year by actively managing asset quality, growth of the loan portfolio, and rates paid on assets and liabilities. Management expressed doubts as to the sustainability of these levels of net interest margin as the Federal Reserve Bank raised short-term interest rates over the past several quarters, and, indeed, the net interest margin for the third quarter of 1995 was a modest $8,000 less than the same period in 1994.

Provisions for loan losses were $30,000 for the nine months ended September 30, 1995, $15,000 less than 1994. Net loan recoveries totaled $20,000 compared to net loan charge-offs of $74,000 for the first three quarters of 1995 and 1994, respectively.

Nonaccrual loans were reduced during the past twelve months totaling $1.195 million at September 30, 1995, $353,000 less than the end of the third quarter in 1994. Other real estate owned totaled $107,000, and loans past due 90 days or more and still accruing totaled $138,000. The reserve for loan losses of $2,576,000 represents 1.5% of net loans and 179% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

The efficiency ratio, defined as noninterest expense as a percent of net interest income plus noninterest income, was 60.5% for the first nine months of 1995 compared to 63% for all of 1994.


Interest Rate Sensitivity
-------------------------

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

The following table shows the interest rate sensitivity position at several repricing intervals (dollar amounts in thousands):

              Repricing Maturities at September 30, 1995


                   Repricing Maturities at September 30, 1995

                                                    Less Than    3-12        1-5     More Than  Noninterest
                                                    3 Months    Months      Years     5 Years     Bearing     Total
                                                    ---------  --------    --------  ---------  -----------  --------
Assets:
  Loans .........................................   $ 55,426   $ 29,943    $ 70,625   $ 12,825   $  1,195    $170,014

  Investment securities .........................     10,365     10,274      38,516      4,896         10      64,061
  Other earning assets ..........................          0          0           0          0      7,075       7,075
  Nonearning assets .............................          0          0           0          0     20,057      20,057
                                                    --------   --------    --------   --------   --------    --------
         Total assets ...........................   $ 72,866   $ 40,217    $109,141   $ 17,721   $ 21,262    $261,207
                                                    ========   ========    ========   ========   ========    ========

Liabilities and Equity:
  Deposits ......................................   $ 51,130   $ 86,455    $ 60,707   $      0   $ 32,413    $230,705
  Other purchased fund ..........................      3,000        717       2,200        400          0       6,317
  Other liabilities .............................          0          0           0          0      1,815       1,815
  Equity ........................................          0          0           0          0     22,370      22,370
                                                    --------   --------    --------   --------   --------    --------
    Total liabilities and equity ................   $ 54,130   $ 87,172    $ 62,907   $    400   $ 56,598    $261,207
                                                    ========   ========    ========   ========   ========    ========

Repricing gap ...................................   $ 18,736   $(46,955)   $ 46,235   $ 17,321   $(35,336)   $      0
Cumulative repricing gap ........................   $ 18,736   $(28,220)   $ 18,015   $ 35,336   $      0    $      0


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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At September 30, 1995, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range by $28 million and, thus, the Company is positioned to benefit from a decline in interest rates within the next year.

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

Liquidity
---------

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

At September 30, 1995, the held to maturity investment portfolio had a book value of $44,829 compared to a fair value of $44,994 for a net unrealized gain of $165,000. Such amounts are not expected to have a material effect on future earnings beyond the usual amortization of acquisition premium or discount, because no significant sale of such investments is anticipated. Securities available for sale with a cost totaling $19,121,000 at quarter-end included net unrealized gains of $111,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by Management.

Capital
-------

Stockholders' equity increased $651,000 and $1,698,000 during the three and nine months ended September 30, 1995, respectively.

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

A comparison of the Company's capital as of September 30, 1995 with the minimum requirements is presented below.
                                                                      Minimum
                                                           Actual   Requirements
                                                           ------   ------------

Tier 1 risk-based capital .....................            12.83%       4.00%
Total risk-based capital ......................            14.58%       8.00%
Tier 1 leverage ratio .........................             8.22%       3.00%

Impact of Inflation and Changing Prices
---------------------------------------

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

Trends, Events or Uncertainties
-------------------------------

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

At its meeting on June 15, 1989, the Company's Board of Directors authorized a stock repurchase program, to repurchase up to 10 percent of the Company's shares or 60,000 shares. Through September 30, 1995, approximately 28,000 shares of common stock have been purchased under the program, net of sales to the Company's Employee Stock Ownership Plan. The Company expects to continue repurchase of its common stock from time to time under the repurchase program.

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

     IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                  OTHER INFORMATION




ITEM 6.  Exhibits and reports on Form 8-K.


         Reports on Form 8-K.

         No Form 8-K has been filed for the quarter ended September 30, 1995.

            IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                             SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   IOWA FIRST BANCSHARES CORP.
                                                          (Registrant)


11/14/95                                          /s/ George A. Shepley
----------------                                  ------------------------------
Date                                              George A. Shepley, Chairman of
                                                    the Board, President & Chief
                                                               Executive Officer





11/14/95                                           /s/ Kim K. Bartling
----------------                                  ------------------------------
Date                                                Kim K. Bartling, Senior Vice
                                                      President, Chief Financial
                                                             Officer & Treasurer