Form 10-K
period 1995-12-31
IOWA FIRST BANCSHARES CORP
filed 1996-03-25
CIK 740155

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1995 or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from__________ to
         __________.

                         Commission file number 2-89283

                           IOWA FIRST BANCSHARES CORP.
             (Exact name of registrant as specified in its charter)

An Iowa Corporation
42-1211285
(State or other jurisdiction of
(I.R.S Employer incorporation or organization)
Identification No.)

300 East Second Street, Muscatine, Iowa
52761
(Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code   (319) 263-4221
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    X    Yes                     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 29, 1996, was $21,602,547. As of February 29, 1996, 570,463 shares of the Registrant's common stock were outstanding.

Documents incorporated by reference:

Portions of the registrant's 1995Annual Report are incorporated in Parts I and II of this Form 10-K. Portions of the registrant's Proxy Statement dated March 22, 1996 are incorporated in Part III of this Form 10-K.

The Exhibit Index is located on page  .

                           ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
                                                                             No.

Item  1.  Business
Item  2.  Properties
Item  3.  Legal Proceedings
Item  4.  Submission of Matters to a Vote of Security Holders
Table I.  Executive Officers of the Registrant

                                     PART II

Item 5.   Market  for the  Registrant's  Common  Equity and  Related
          Stockholder Matters
Item 6.   Selected Financial Data
Item 7.   Management's  Discussion and Analysis of Financial
          Condition and Results of  Operations
Item 8.   Financial Statements and Supplementary  Data
Item 9.   Changes in and  Disagreements  with Accountants on
          Accounting and Financial Disclosure


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K
          Signatures
          Index of Exhibits

                           ANNUAL REPORT ON FORM 10-K

                                     PART I


ITEM 1.   BUSINESS.

Iowa First Bancshares Corp. (the "Company"), is a bank holding company headquartered in Muscatine, Iowa. The Company owns all the outstanding stock of two national banks in Iowa, First National Bank of Muscatine and First National Bank in Fairfield.

On a full-time equivalent basis, year-end employment for the Company and its subsidiary banks totaled 113 employees.

First National Bank of Muscatine has a total of four locations in Muscatine, Iowa. First National Bank in Fairfield has one location in Fairfield, Iowa. Each bank is engaged in the general commercial banking business and provides full service banking to individuals and businesses, including checking and savings accounts, commercial loans, consumer loans, real estate loans, safe deposit facilities, transmitting of funds, trust services, and such other banking services as are usual and customary for commercial banks.

The commercial banking business is highly competitive. Subsidiary banks compete with other commercial banks and with other financial institutions, including savings and loan associations, savings banks, mortgage banking companies, credit unions and mutual funds. In recent years, competition also has increased from institutions not subject to the same regulatory restrictions as banks and bank holding companies.

The operations of the Company and its subsidiary banks are affected by state and federal legislative changes and by policies of various regulatory authorities. The Company is a registered bank holding company under the Bank Holding Company Act of 1956 (the "Act") and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the "Board"). Under the Act, a bank holding company may engage in banking, managing or controlling banks, furnishing or performing services for banks it controls, and conducting activities that the Board has determined to be closely related to banking.

National banks are subject to the supervision of, and are examined by, the Office of the Comptroller of the Currency. Both subsidiary banks of the Company are members of the Federal Deposit Insurance Corporation, and as such, are subject to examination thereby. In practice, the primary federal regulator makes regular examinations of each subsidiary bank subject to its regulatory review or participates in joint examinations with other federal regulators. Areas subject to regulation by these authorities include capital levels, the allowance for possible loan losses, investments, loans, mergers, issuance of securities, payment of dividends, establishment of branches, and many other aspects of operations.

Statistical information called for by this Item is contained in the Company's 1995 Annual Report to Shareholders which is incorporated by reference.

ITEM 2.   PROPERTIES.

Since the Company commenced business, its principal executive office has been located at 300 East Second Street, Muscatine, Iowa, which is the principal office of First National Bank of Muscatine, a national banking association and a wholly owned subsidiary of the Company.

First National Bank of Muscatine conducts its operations from four facilities located in Muscatine. The main bank is located at 300 East Second Street and is a modern brick and steel building completed in 1979 containing 36,000 square feet of floor space on three floors. The bank owns both the building and the underlying real estate. All administrative functions of the bank are conducted at its main offices. Portions of the building are leased to commercial tenants. The three-lane drive-up facility of the main bank is located approximately one block north of the main bank at Third and Cedar Streets. The bank owns the drive-up facility and the underlying real estate.

Two locations provide banking services outside the Muscatine downtown area. The office at the Muscatine Mall is approximately two miles northeast of the main bank. The facility contains 2,304 square feet of floor space in a one-story concrete and steel building. The facility offers a walk-in lobby and night depository. The three-lane drive-up facility of this branch is located approximately 500 feet west of the branch at the parking lot of the mall. The building, drive-up facilities, and real estate are leased from Aetna Life Insurance Company. The terms of the lease provide for monthly payments of $2,304 during the current 5-year term of the lease. This lease expires on May 31, 1999.

The bank's southside office at 608 Grandview Avenue is located two miles southwest of the main bank. The office contains 3,600 square feet of floor space and is located in a one-story steel frame concrete block building. The facility offers a walk-in lobby and three drive-up lanes as well as a night depository. The building and underlying real estate are owned by the bank. Portions of the building are leased to commercial tenants.

First National Bank in Fairfield conducts its operations from a modern brick and steel building completed in 1968 containing 8,200 square feet of floor space on two floors. The bank owns both the building and the underlying real estate. Portions of the building are leased to commercial tenants. The three-lane drive-up facility of the bank is located at the main bank.


The Company's facilities are well maintained and are suitable for the Company's business operations.



ITEM 3.   LEGAL PROCEEDINGS.

          The Company has no pending legal proceedings which are material.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                                 PART I, TABLE I
                      EXECUTIVE OFFICERS OF THE REGISTRANT



                                Family                            Position       Business Experience
Name                   Age   Relationship      Position          Held Since     During Past Five Years
----                   ---   ------------      --------          ----------     ----------------------


George A. Shepley      73        None      Chairman of the Board    1983        President of the Company,
                                           President                1989          January 1989 to present;
                                           Chief Executive Officer  1983          Chairman of the Board,
                                           Director                 1983          Chief Executive Officer of the Company, 1983 to
                                                                                  present; Chairman of the Board, 1987 to present;
                                                                                  President, 1963 to January 1989, First
                                                                                  National Bank of Muscatine; Chairman of
                                                                                  the Board, 1986 to present, First National
                                                                                  Bank in Fairfield

Kim K. Bartling        38        None      Senior Vice President    1988        Senior Vice President,
                                           Chief Financial Officer  1988          Chief Financial Officer
                                           Treasurer                1988          and Treasurer of the
                                           Director                 1994          Company, April 1988
                                                                                  to Present; Director
                                                                                  First National Bank of Muscatine, to present;
                                                                                  Senior Vice President/Chief Financial Officer,
                                                                                  First National Bank of Muscatine, to present;
                                                                                  Vice President/Chief Financial Officer of the
                                                                                  Company, May to April 1988

Patricia R             48       None       secretary                1986        Corporate Secretary of
Thirtyacre                                                                        the Company, October 1986 to present .........



                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS


          A market for the Company's common stock is made by the brokerage firms
of  Piper  Jaffray  Inc.,  Howe  Barnes   Investments,   Inc.  and  The  Chicago
Corporation.

          High and low common stock prices and dividends for the last two years were:


1995 by                                                                                                                     Dividend
Quarters                                                                      High                   Low                   Per Share
--------                                                                   ---------              ---------                ---------

First .................................................                    $   41.50              $   39.25                 $   0.70
Second ................................................                        43.00                  41.50                     0.37
Third .................................................                        46.50                  43.00                     0.39
Fourth ................................................                        50.00                  45.50                     0.41


Total Dividend
Paid ..................................................                    $    1.87



1994 by
Quarters
--------

First .................................................                    $   34.75              $   34.00                 $   0.60
Second ................................................                        35.50                  34.50                     0.00
Third .................................................                        37.00                  34.50                     0.65
Fourth ................................................                        38.00                  36.50                     0.00

Total Dividend
Paid ..................................................                    $    1.25


          The above quotations were furnished by Piper Jaffray Inc. The quotations represent prices between dealers and do not include retail markup, markdown, or commissions.

          Dividends  were  declared  and  paid  semi-annually   until  quarterly
dividend declarations began in the first quarter of 1995 with the first quarterly dividend payment in the second quarter of 1995.

    Future dividends are dependent on future earnings, regulatory restrictions (see Management's Discussion and Analysis of Financial Condition and Results of Operations; and Note 7 to the Company's Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders which is incorporated by reference), capital requirements, and the Company's financial condition.

     As of February 29, 1996, the Company had approximately 375 shareholders of its outstanding class of common stock. The Iowa First Bancshares Corp. Employee Stock Ownership Plan with 401(k) Provisions is considered one shareholder as all shares owned by this plan are voted by the trustees of said plan unless the vote in question encompasses approval or disapproval of any corporate merger, consolidation, dissolution, or similar transaction.

ITEM 6.   SELECTED FINANCIAL DATA.

          The information called for by this Item is contained in the Company's 1995 Annual Report to Shareholders which is incorporated by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The information called for by this Item is contained in the Company's 1995 Annual Report to Shareholders which is incorporated by reference.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The information called for by this Item is contained in the Company's 1995 Annual Report to Shareholders which is incorporated by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                          IOWA FIRST BANCSHARES CORP.

                                   DIRECTORS

                                                                                                        As of February 28, 1996
                                                                                                              Common Stock
                                                                                                        -----------------------
                                                                                                         Amount and
                         Position(s)                                                        Nominated    Nature of     Percent
                         Held with                                                 Director For Term     Beneficial      of
Nominees                 the Company                                         Age     Since  Expiring     Ownership      Class
--------                 -----------                                         ---   -------- ---------   ------------   -------

Craig R. Foss            Director                                             46     1994     1999          820          *

Donald R Heckman         Director                                             57     1984     1999        6,020         1.06%

D. Scott Ingstad         Director, President and CEO, First National
                         Bank of Muscatine                                    45     1990     1999        5,764         1.01%

Beverly J. White         Director                                             56     1988     1999        6,008         1.05%



Continuing                                                                      Term
Directors                                                                       Expires
----------                                                                      -------

Kim K. Bartling          Director.  Senior Vice President, Chief Financial
                         Officer, and Treasurer                               38    1994      1997        9,435         1.65%

Roy J. Carver, Jr.       Director                                             52    1989      1998        7,468         1.31%

Larry L. Emmert          Director                                             54    1993      1997        3,650          *

Dean H. Holst            Director. President and CEO, First National
                         Bank in Fairfield                                    56    1985      1998        5,929         1.04%

Dr. Victor G.            Director                                             52    1994      1998        1,050          *
McAvoy

George A. Shepley        Chairman of the Board, President and CEO             73    1983      1997       34,639         6.07%

Carl J. Spaeth           Director                                             78    1984      1997       57,630        10.10%


*   Less than 1 percent of the outstanding stock of the Company.

Shares listed as beneficially owned include vested, but unexercised, options to purchase shares of the Company's stock and, for Directors who are also officers of the Company, shares held in the Company's retirement plan for the benefit of such individuals.

          Director Compensation

          The annual retainer that each outside Director of the Company received in 1995 was $4,800. During 1995, each Director of the Company served as Director and member of committees for subsidiary boards and committees, with the exception of Mr. Carver who served only as a Director of the Company. The annual retainer fee paid to each outside subsidiary Director was $3,600. Fees paid for attendance at committee meetings and special Board of Directors meetings range from $50 to $100 per meeting. Executive officers who also serve on the Board of Directors do not receive such retainer or committee fees.


ITEM 11.  EXECUTIVE COMPENSATION

         The information called for by this Item is contained in the Company's 1995 Proxy Statement which is incorporated by reference.


ITEM 12.  SECURITY OWNERHSIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information called for by this Item is contained in the Company's 1995 Proxy Statement which is incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Officers and Directors of the Company and its subsidiaries have had, and may have in the future, banking transactions in the ordinary course of business of the Company's subsidiaries. All such transactions are on substantially the same terms, including interest rates on loans and collateral, as those prevailing at the time for comparable transactions with others, involve no more than the normal risk of collectibility, and present no other unfavorable features.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a) Documents Filed with This Report:

               (1) Financial Statements. The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference from the 1995 Annual Report to Shareholders of the Company:

                                                                           Page

           Consolidated balance sheets -- dated December 31, 1995 and 1994.

           Consolidated statements of income -- years ended
             December 31, 1995, 1994, and 1993.

           Consolidated statements of stockholders' equity -- years ended December 31, 1995, 1994, and 1993.

           Consolidated statements of cash flows - years ended
             December 31, 1995, 1994, and 1993.

           Notes to consolidated financial statements.

           Opinion of independent accountants.

               (2) Financial Statement Schedules. All schedules are omitted because they are not applicable, are not required, or because the required information is included in the financial statements or the notes thereto.

          (b)   Reports on Form 8-K.

                No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

           (c)  Exhibits.

                The following exhibits are attached pursuant to Item 601 of Regulation S-K:

                  (10a)  Employment Agreement
                  (10b)  Change in Control Employment Agreement
                  (11)   Statement re Computation of Per Share Earnings
                  (13)   Registrant's 1995 Annual Report to Shareholders
                  (20)   Registrant's Proxy Statement dated March 22, 1996
                  (21)   Subsidiaries of the Registrant
                  (27)   Financial Data Schedule


        See Exhibit Index for a complete list of management contracts and arrangements required by this item and all other Exhibits filed or incorporated by reference as a part of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           IOWA FIRST BANCSHARES CORP.

Date:  March 15, 1996                                     /S/ George A. Shepley
       --------------                                     ----------------------
                                                          George A. Shepley
                                                          Chairman of the  Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                                Title                                       Date
         ---------                                -----                                       ----

/s/ George A. Shepley              Chairman of the Board,                                   March 15,1996
---------------------              President, Chief Executive
George A. Shepley                  Officer, and Director
                                   (Principal Executive Officer)


/s/ Kim K. Bartling                Senior Vice President, Chief Financial Officer           March 15, 1996
----------------------             and Treasurer
Kim K. Bartling                    (Principal Financial and Accounting Officer)


/s/ Roy J. Carver, Jr.             Director                                                 March 15, 1996
----------------------
Roy J. Carver, Jr.

/s/ Larry L. Emmert                Director                                                 March 15, 1996
-------------------
Larry L. Emmert

/s/ Craig R. Foss                  Director                                                 March 15, 1996
-----------------
Craig R. Foss

/s/ Donald R. Heckman              Director                                                 March 15, 1996
---------------------
Donald R. Heckman

/s/ Dean H. Holst                  Director                                                 March 15, 1996
-----------------
Dean H. Holst

/s/ D. Scott Ingstad               Director                                                 March 15, 1996
--------------------
D. Scott Ingstad

/s/ Victor G. McAvoy               Director                                                 March 15, 1996
--------------------

/s/ Carl J. Spaeth                 Director                                                 March 15, 1996
------------------
Carl J. Spaeth

/s/ Beverly J. White               Director                                                 March 15, 1996
--------------------
Beverly J. White


                       ITEM 14 (a) (3) - INDEX OF EXHIBITS




         Exhibit                                                           Page

(10a)    Employment Agreement

(10b)    Change in Control Employment Agreement

(10c)    Incentive Stock Option and Nonstatutory
         Stock Option Plan                        Incorporated by reference to
                                                  Exhibit 99 to the registrant's
                                                  Annual Report on Form 10-K
                                                  for the fiscal year ended
                                                  December 31, 1993.

(11)    Statement re Computation of Per
        Share Earnings

(13)    Registrant's 1995 Annual Report to Shareholders

(20)    Registrant's Proxy Statement Dated March 22, 1996

(21)    Subsidiaries of Registrant

(27)    Financial Data Schedule