Form 10-Q
period 1996-03-31
IOWA FIRST BANCSHARES CORP
filed 1996-05-07
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended March 31, 1996

                              OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from _______ to _______

          Commission file number 2-89283


                           IOWA FIRST BANCSHARES CORP.
             (Exact name of registrant as specified in its charter)


       STATE  OF  IOWA                                          42-1211285
- -------------------------------                             -------------------
(State  or  other  jurisdiction                             (IRS  Employer  of
incorporation or organization)                              Identification No.)


       300 East Second Street
       Muscatine, Iowa  52761
- ----------------------------------------
(Address of principal executive offices)


        319-263-4221
- -------------------------------
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ X ]     NO [  ]

At March 31, 1996 there were 570,833 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                        PAGE NO.

PART 1   Financial Information

         Item 1.   Financial Statements

                   Consolidated  Condensed  Balance  Sheets,
                   March 31, 1996 and December 31, 1995

                   Consolidated Condensed Statements of Operations, Three Months Ended March 31, 1996 and 1995

                   Consolidated Condensed Statements of Cash Flows, Three Months Ended March 31, 1996 and 1995

                   Notes to Consolidated Condensed Financial
                   Statements


         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations

PART II  Other Information

         Item 4.   Submission of Matters to a Vote of
                   Security Holders

         Item 6.   Exhibits and Reports on Form 8-K


Signatures

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                  March 31, December 31,
                                                                    1996       1995
                                                                  ----------------------

                    ASSETS

Cash and due from banks .......................................   $ 12,410   $ 10,963

Investment securities available for sale (cost March 31, ......     65,093     60,728
  1996, $65,037; December 31, 1995, $60,364)

Federal funds sold and securities
   purchased under resale agreements ..........................     23,365     24,700

Loans, net of allowance for possible loan
   losses March 31, 1996, $2,383;
   December 31, 1995, $2,309 ..................................    169,398    169,342

Bank premises and equipment, net ..............................      4,281      4,342

Other assets ..................................................      2,731      2,755
                                                                  --------   --------

   TOTAL ASSETS ...............................................   $277,278   $272,830
                                                                  ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
            LIABILITIES

Noninterest bearing deposits ..................................   $ 34,251   $ 35,076
Interest bearing deposits .....................................    206,259    200,877
                                                                  --------   --------
   TOTAL DEPOSITS .............................................   $240,510   $235,953
Securities sold under agreements to
   repurchase .................................................      5,592      6,814
Federal Home Loan Bank advances ...............................      3,893      3,398
Treasury tax and loan open note ...............................      1,885      1,525
Other liabilities .............................................      2,087      2,107
                                                                  --------   --------

   TOTAL LIABILITIES ..........................................   $253,967   $249,797
                                                                  --------   --------

STOCKHOLDERS' EQUITY

Common Stock ..................................................   $    200   $    200
Surplus .......................................................      3,929      3,800
Retained earnings .............................................     19,861     19,326
                                                                  --------   --------
                                                                  $ 23,990   $ 23,326
Unrealized gains (losses) on securities available for sale, net         35        229
Less net cost of common shares acquired for the treasury ......        714        522
                                                                  --------   --------
   TOTAL STOCKHOLDERS' EQUITY .................................   $ 23,311   $ 23,033
                                                                  --------   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................   $277,278   $272,830
                                                                  ========   ========

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                          1996      1995
                                                         -------   ------


INTEREST INCOME:
   Interest and fees on loans .........................   $3,690   $3,462
   Interest on investment securities ..................      919      982
   Interest on federal funds sold and securities
     purchased under resale agreements ................      293       16
                                                          ------   ------

   Total interest income ..............................   $4,902   $4,460
                                                          ------   ------

INTEREST EXPENSE:
   Interest on deposits ...............................   $2,274   $1,979
   Interest on repurchase agreements and other
     borrowings .......................................      155       59
                                                          ------   ------

   Total interest expense .............................   $2,429   $2,038
                                                          ------   ------

   Net interest income ................................   $2,473   $2,422

Provision for loan losses .............................       15       15
                                                          ------   ------

   Net interest income after provision for
      loan losses .....................................   $2,458   $2,407

Investment securities gains (losses) ..................        0        2
Other income ..........................................      387      370
Other expense .........................................    1,671    1,747
                                                          ------   ------

   Income before income taxes .........................   $1,174   $1,032
Applicable income taxes ...............................      382      329
                                                          ------   ------
Net income ............................................   $  792   $  703
                                                          ======   ======

Per share data:
  Net earnings per common share .......................   $ 1.34   $ 1.19
                                                          ======   ======

Dividends declared per common share ...................   $ 0.45   $ 0.37
                                                          ======   ======

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 1996 and 1995
                                 (In Thousands)


                                                                      1996        1995
                                                                    --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................   $    792    $    703

Adjustments to reconcile net income to net cash provided by operating activities:

   Proceeds from  FHLMC .........................................      2,151         130
   Loans underwritten for FHLMC .................................     (2,150)       (129)
   Gains on loans sold to FHLMC .................................         (1)         (1)
   Provision for loan losses ....................................         15          15
   Investment securities (gains) losses, net ....................          0          (2)
   Depreciation .................................................         98         114
   Deferred income taxes ........................................          0           0
   Amortization of premiums and accretion of discounts
     on loans and investment securities, net ....................         43          75
  (Increase) decrease in other assets ...........................         24         (28)
  (Decrease) in other liabilities ...............................       (298)       (282)
                                                                    --------    --------
   Net cash provided by operating activities ....................   $    674    $    595
                                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in federal funds sold ................   $  1,335    $    762
   Proceeds from maturities of investment securities ............      5,886       4,281
   Proceeds from sales of investment securities .................          0       1,002
   Purchases of investment securities ...........................    (10,294)     (1,692)
   Net (increase) in loans ......................................        (71)     (3,346)
   Purchases of bank premises and equipment .....................        (37)        (40)
                                                                    --------    --------
   Net cash (used in) investing activities ......................   $ (3,181)   $    967
                                                                    --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) in noninterest bearing deposits ...............   $   (825)   $ (3,001)
   Net increase (decrease) in interest bearing deposits .........      5,382         (76)
   Net increase (decrease) in securities sold under
     agreements to repurchase ...................................     (1,222)      2,878
   Net increase in other borrowings .............................        855           0
   Cash dividends paid ..........................................       (246)       (401)
   Reissuance of treasury stock .................................         10           0
   Purchases of common stock for the treasury ...................          0           0
                                                                    --------    --------
   Net cash provided by financing activities ....................   $  3,954    $   (600)
                                                                    --------    --------

   Net increase in cash and due from banks ......................   $  1,447    $    962

Cash and due from banks:
   Beginning ....................................................     10,963    $ 11,720
                                                                    --------    --------
   Ending .......................................................   $ 12,410    $ 12,682
                                                                    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash payments for:
     Interest ...................................................   $  2,417    $  1,764

     Income taxes ...............................................   $      0    $      0


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

            Presentation of cash flows:

            For purposes of reporting cash flows, cash and due from banks include cash on-hand and amounts due from banks. Cash flows from demand deposits, NOW accounts, savings accounts, and federal funds sold are reported net, since their original maturities are less than three months. Cash flows are also reported net for securities sold under agreements to repurchase, Federal Home Loan Bank advances, TT&L open note, certificates of deposits, and loans.

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

            Pursuant to a FASB Special Report "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" the Company transferred at fair value all investment securities from held to maturity to available for sale prior to December 31, 1995.

            Loans and direct lease financing:

            Loans are stated at the amount of unpaid principal, reduced by unearned discount and an allowance for loan losses. The Banks record impaired loans at the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

            The allowance for loan losses is maintained at the level considered adequate by management of the Banks to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. In determining the adequacy of the allowance balance, the Banks make continuous credit reviews of the loan portfolio and related off-balance sheet commitments, consider current economic conditions, historical loan loss experience, review of specific problem loans and other factors.

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

            Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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


Note 2.  Capital Stock and Earnings Per Share

         Common shares and preferred stock authorized total 2,000,000 shares and 500,000 shares, respectively. Primary earnings per share are arrived at by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding for the respective period. The weighted average number of shares of common stock and common stock equivalents outstanding for the first three months of 1996 was 592,785. Fully dilutive earnings per share are not shown as the dilutive effect of common stock equivalents was less than three percent.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Discussion and Analysis of Financial Condition


The Company's total assets at March 31, 1996, were $277,278,000. Muscatine's total assets were $191,442,000 which reflects a $3,141,000 (1.7%) increase from December 31, 1995, total assets. Fairfield's total assets were $84,188,000 at March 31, 1996, which is an increase of $1,723,000 (2.1%) when compared to December 31, 1995, total assets. Total consolidated assets increased by 1.6% during the first three months of 1996.

Net loans totaled $169,398,000 at March 31, 1996. Net loans at Muscatine increased by $760,000 (.7%) during the first three months. Net loans decreased at Fairfield by $704,000 (1.3%) during the first three months.
Consolidated net loans increased by $56,000 year-to-date.

Total available for sale securities increased $4.4 million during the first three months of 1996 while federal funds sold decreased $1.3 million. The Banks continue to emphasize purchase of securities with maturities of five years and less as such purchases offer reasonable yields with very little credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities have been purchased in order to enhance overall portfolio yield without significantly increasing risk. At March 31, 1996, less than 10% of investment securities mature in more than five years and less than 2% mature in more than ten years. No securities have been sold during the year.

Total deposits at March 31, 1996, were $240,510,000. Deposits at Muscatine increased 2.6% from the prior year end. Fairfield's total deposits increased approximately 1.3% during the same period. This represents a combined deposit increase of $4,557,000 (1.9%) for the Company during the first three months of 1996. Additionally, securities sold under agreements to repurchase decreased $1.2 million and intermediate term advances borrowed from the Federal Home Loan Bank totaled $3.9 million at quarter end.

Results of Operations

Consolidated net income from continuing operations was $792,000, or $1.34 per share, for the first quarter of 1996, an $89,000 or 12.7% increase from the same period last year. This improvement resulted primarily from increased net interest margin, $51,000 higher than the first quarter of the prior year, and reduced operating expenses, $ 76,000 less than the comparable quarter last year.

The Company has been able to expand the net interest margin, as compared to the prior year by actively managing asset quality, growth of the loan portfolio, and rates paid on assets and liabilities. Management has expressed concern, however, as to the ability to continue increasing the net interest margin each quarter as short-term interest rates climb. Indeed, the net interest margin for the first quarter of 1996 was $66,000 less than the fourth quarter of 1995.

Provisions for loan losses were $15,000 for the three months ended March 31, 1996, the same as the first quarter of 1995. Net loan recoveries totaled $60,000 compared to net recoveries of $20,000 for the first quarter of 1995.

Nonaccrual loans were reduced during the past twelve months totaling $906,000 at March 31, 1996, $395,000 less than the end of the first quarter in 1995. Other real estate owned totaled $136,000, and loans past due 90 days or more and still accruing totaled $139,000. The reserve for loan losses of $2,383,000 represents 1.4% of net loans and 202% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

The efficiency ratio, defined as noninterest expense as a percent of net interest income plus noninterest income, was 58.4% for the first three months of 1996 compared to 60% for all of 1995.

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

The following table shows the interest rate sensitivity position at several repricing intervals (dollar amounts in thousands):


                                                               Repricing Maturities at March 31, 1996
                                                 ---------------------------------------------------------------------
                                                 Less Than     3-12          1-5      More Than Noninterest
                                                 3 Months     Months        Years      5 Years    Bearing       Total
                                                 ----------------------------------------------------------------------

Assets:
  Loans .....................................    $ 54,218    $ 34,761     $ 68,020    $ 13,876    $    906    $ 171,781
  Investment securities .....................       7,897      11,447       39,142       6,597          10       65,093
  Other earning assets ......................      23,365           0            0           0           0       23,365
  Nonearning assets .........................           0           0            0           0      17,039       17,039
                                                 ----------------------------------------------------------------------

     Total assets ...........................    $ 85,480    $ 46,208     $107,162    $ 20,473    $ 17,955   $  277,278
                                                 ======================================================================

Liabilities and Equity:
  Deposits ..................................    $ 53,097    $ 97,217     $ 55,946    $      0    $ 34,251     $240,510
  Other purchased funds .....................       3,500       1,500        4,923       1,447           0       11,370
  Other liabilities .........................           0           0            0           0       2,087        2,087
  Equity ....................................           0           0            0           0      23,311       23,311
                                                 ----------------------------------------------------------------------

      Total liabilities and equity ..........    $ 56,597    $ 98,717     $ 60,869    $  1,447    $ 59,649    $ 277,278
                                                 ======================================================================

Repricing gap ...............................    $ 28,883    $(52,509)    $ 46,294    $ 19,026    $(41,694)   $       0

Cumulative repricing gap ....................    $ 28,883    $(23,626)    $ 22,668    $ 41,694    $      0    $       0


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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At March 31, 1996, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range by $23.6 million and, thus, the Company is positioned to benefit from a decline in interest rates within the next year.

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

Securities available for sale with a cost totaling $65,037,000 at quarter-end included net unrealized gains of $56,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by Management.

Capital

Stockholders' equity increased $278,000 during the three months ended March 31, 1996.

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

A comparison of the Company's capital as of March 31, 1996 with the minimum requirements is presented below.
                                                                      Minimum
                                                            Actual  Requirements
                                                            ------- ------------

Tier 1 risk-based capital .....................              13.54%     4.00%
Total risk-based capital ......................              14.92%     8.00%
Tier 1 leverage ratio .........................               8.38%     3.00%

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

At its meeting on June 15, 1989, the Company's Board of Directors authorized a stock repurchase program, to repurchase up to 10 percent of the Company's shares or 60,000 shares. Through March 31, 1996, approximately 29,000 shares of common stock have been purchased under the program, net of sales to the Company's Employee Stock Ownership Plan and shares issued pursuant to the Company's stock option plan. The Company expects to continue repurchase of its common stock from time to time under the repurchase program.

In the normal course of business, the Banks are involved in various legal proceedings. In the current opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

The Company has incurred legal and engineering fees, and performed various tests on a bank-owned vacant lot to determine if the lot contains environmental damage or a potential for environmental damage liability. As a result of the testing, the Company has submitted a Site Clean-Up Report with the Iowa Department of Natural Resources (IADNR). The Company intends to work with the IADNR, as well as its own engineers and attorneys, to determine the nature and scope of this environmental concern, to ascertain the need for a monitoring and/or remediation program and to consider the costs and allocations of responsibility with respect to any expenses incurred under such a program. In the event that on-going monitoring or remediation is required, reimbursement by predecessor owners or insurers is likely. No conclusions have been reached at this time about a final plan of monitoring and/or remediation, if any, however costs that may be associated with such a plan will also most likely be covered by predecessor owners or insurers. Besides those previously discussed, management is not aware of any trends, events, or uncertainties that will have or that are reasonably likely to have material effect on the Company's liquidity, capital resources or operations.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                                OTHER INFORMATION




ITEM 4.   Submission of Matters to a Vote of Security Holders.

         At the Annual Meeting of the Company held at its offices on April 18, 11996, the shareholders elected the following individuals to the Board of Directors for three year terms:

                                Votes in Favor          Votes Against
                                --------------          -------------

Craig R. Foss                       484,536                   5,220
Donald R. Heckman                   478,943                  10,558
D. Scott Ingstad                    490,451                       0
Beverly J. White                    484,231                   6,220



ITEM 6.  Exhibits and reports on Form 8-K.

         Reports on Form 8-K.      No Form 8-K has been  filed for
                                   the quarter ended March 31, 1996.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             IOWA FIRST BANCSHARES CORP.

                                 (Registrant)


5/7/96                       /s/ George A. Shepley
- ----------------             -------------------------------
Date                         George A. Shepley, Chairman of
                             the Board, President & Chief
                             Executive Officer





5/7/96                       /s/ Kim K. Bartling
- ----------------             -------------------------------
Date                         Kim K. Bartling, Senior Vice
                             President, Chief Financial
                             Officer & Treasurer