Form 10-Q
period 1996-06-30
IOWA FIRST BANCSHARES CORP
filed 1996-08-14
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549


                                    FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended June 30, 1996

                              OR

_____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from _______ to _______

          Commission file number 2-89283


                           IOWA FIRST BANCSHARES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        STATE  OF  IOWA                                          42-1211285
- -------------------------------                             -------------------
(State  or  other  jurisdiction                             (IRS  Employer  of
incorporation or organization)                              Identification No.)

                             300 East Second Street
                              Muscatine, Iowa 52761
                    ----------------------------------------
                    (Address of principal executive offices)


                                  319-263-4221
                        -------------------------------
                        (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[  ] YES  [ X ]  NO

At June 30, 1996 there were 566,241 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q









PART 1   Financial Information

         Item 1.   Financial Statements

                   Consolidated Condensed Balance Sheets,
                   June 30, 1996 and December 31, 1995

                   Consolidated Condensed Statements of
                   Operations, Six Months Ended
                   June 30, 1996 and 1995

                   Consolidated Condensed Statements of
                   Cash Flows, Six months Ended
                   June 30, 1996 and 1995

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

PART II  Other Information


         Item 6.   Exhibits and Reports on Form 8-K


Signatures

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)


                                                                  June 30,    December 31,
                                                                     1996        1995
                                                                  ---------   ------------
               ASSETS

Cash and due from banks .......................................   $  11,660    $  10,963

Investment securities available for sale (cost  June 30, ......      70,431       60,728
  1996, $70,876; December 31, 1995, $60,364)

Federal funds sold and securities
   purchased under resale agreements ..........................      11,660       24,700

Loans, net of allowance for possible loan June 30, 1996,
   $2,716; December 31, 1995, $2,309 ..........................     172,059      169,342

Bank premises and equipment, net ..............................       4,243        4,342

Other assets ..................................................       2,969        2,755
                                                                  ---------    ---------

   TOTAL ASSETS ...............................................   $ 273,022    $ 272,830
                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
            LIABILITIES

Noninterest bearing deposits ..................................   $  34,206    $  35,076
Interest bearing deposits .....................................     201,644      200,877
                                                                  ---------    ---------
   TOTAL DEPOSITS .............................................   $ 235,850    $ 235,953
Securities sold under agreements to
   repurchase .................................................       5,129        6,814
Federal Home Loan Bank advances ...............................       3,887        3,398
Treasury tax and loan open note ...............................       2,500        1,525
Other liabilities .............................................       2,254        2,107
                                                                  ---------    ---------

   TOTAL LIABILITIES ..........................................   $ 249,620    $ 249,797
                                                                  ---------    ---------

STOCKHOLDERS' EQUITY

Common Stock ..................................................   $     200    $     200
Surplus .......................................................       3,870        3,800
Retained earnings .............................................      20,561       19,326
                                                                  ---------    ---------
                                                                  $  24,631    $  23,326
Unrealized gains (losses) on securities available for sale, net        (278)         229
Less net cost of common shares acquired for the treasury ......         951          522
                                                                  ---------    ---------
   TOTAL STOCKHOLDERS' EQUITY .................................   $  23,402    $  23,033
                                                                  ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................   $ 273,022    $ 272,830
                                                                  =========    =========

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                      (In Thousands, Except Per Share Data)
                                   (Unaudited)


                                                  Three Months Ended   Six Months Ended
                                                       June 30,             June 30,
                                                  ------------------   -----------------
                                                    1996      1995      1996      1995
                                                   -------   -------   -------   -------
INTEREST INCOME:
   Interest and fees on loans ..................   $ 3,879   $ 3,622   $ 7,569   $ 7,084
   Interest on investment securities ...........       970       919     1,889     1,901
   Interest on federal funds sold and securities
     purchased under resale agreements .........       284       175       577       191
                                                   -------   -------   -------   -------

   Total interest income .......................   $ 5,133   $ 4,716   $10,035   $ 9,176
                                                   -------   -------   -------   -------

INTEREST EXPENSE:
   Interest on deposits ........................   $ 2,304   $ 2,206   $ 4,578   $ 4,185
   Interest on repurchase agreements and
     other borrowings ..........................       140        53       295       112
                                                   -------   -------   -------   -------

   Total interest expense ......................   $ 2,444   $ 2,259   $ 4,873   $ 4,297
                                                   -------   -------   -------   -------

   Net interest income .........................   $ 2,689   $ 2,457   $ 5,162   $ 4,879

Provision for possible loan losses .............        25        15        40        30
                                                   -------   -------   -------   -------

   Net interest income after provision for
     possible loan losses ......................   $ 2,664   $ 2,442   $ 5,122   $ 4,849

Investment securities gains (losses) ...........         0         4         0         6
Other income ...................................       483       360       870       730
Other expense ..................................     1,662     1,744     3,333     3,491
                                                   -------   -------   -------   -------

   Income before income taxes ..................   $ 1,485   $ 1,062   $ 2,659   $ 2,094
Applicable income taxes ........................       510       317       892       646
                                                   -------   -------   -------   -------

Net income .....................................   $   975   $   745   $ 1,767   $ 1,448
                                                   =======   =======   =======   =======

Per share data:
  Net earnings per common share ................   $  1.63   $  1.26   $  2.97   $  2.45
                                                   =======   =======   =======   =======

Dividends declared per common share ............   $  0.48   $  0.39   $  0.93   $  0.76
                                                   =======   =======   =======   =======


See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 For The Six Months Ended June 30, 1996 and 1995
                                 (In Thousands)


                                                                      1996        1995
                                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................   $  1,767    $  1,448
Adjustments to  reconcile  net  income  to  net  cash  provided by  operating activities:
   Proceeds from  FHLMC .........................................      3,565         391
   Loans underwritten for FHLMC .................................     (3,562)       (390)
   Gains on loans sold to FHLMC .................................         (3)         (1)
   Provision for loan losses ....................................         40          30
   Investment securities (gains) losses, net ....................          0          (6)
   Depreciation .................................................        190         220
   Deferred income taxes ........................................       (537)          0
   Amortization of premiums and accretion of discounts
     on loans and investment securities, net ....................        121         113
   (Increase) decrease in other assets ..........................        100         229
   Increase (decrease) in other liabilities .....................       (166)       (116)
                                                                    --------    --------
Net cash provided by operating activities .......................   $  1,515    $  1,918
                                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in federal funds sold ................   $ 13,040    $ (5,723)
   Proceeds from maturities of investment securities ............     10,064       9,728
   Proceeds from sales of investment securities .................          0       2,472
   Purchases of investment securities ...........................    (19,888)     (4,809)
   Net (increase) in loans ......................................     (2,757)     (4,976)
   Purchases of bank premises and equipment .....................        (91)       (154)
                                                                    --------    --------
   Net cash (used in) investing activities ......................   $    368    $ (3,462)
                                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) in noninterest bearing deposits ...............   $   (870)   $ (2,091)
   Net increase in interest bearing deposits ....................        767       1,471
   Net increase (decrease) in securities sold under
     agreements to repurchase ...................................     (1,685)      2,211
   Net increase in other borrowings .............................      1,464       1,450
   Cash dividends paid ..........................................       (503)       (614)
   Reissuance of treasury stock .................................         37           0
   Purchases of common stock for the treasury ...................       (396)       (227)
                                                                    --------    --------
   Net cash provided by financing activities ....................   $ (1,186)   $  2,200
                                                                    --------    --------

   Net increase in cash and due from banks ......................   $    697    $    656

Cash and due from banks:
   Beginning ....................................................     10,963      11,720
                                                                    --------    --------

   Ending .......................................................   $ 11,660    $ 12,376
                                                                    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash payments for:
     Interest ...................................................   $  4,845    $  4,982

     Income taxes ...............................................   $    635    $    455


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


Note 2.  Capital Stock and Earnings Per Share

         Common shares and preferred stock authorized total 2,000,000 shares and 500,000 shares, respectively. Primary earnings per share are arrived at by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding for the respective period. The weighted average number of shares of common stock and common stock equivalents outstanding for the second quarter and year-to-date through June 30, 1996 was 596,345 and 595,900, respectively. Fully diluted earnings per share are not shown as the dilutive effect of common stock equivalents was less than three percent.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Discussion and Analysis of Financial Condition

The Company's total assets at June 30, 1996, were $273,022,000. Muscatine's total assets were $188,522,000 which reflects a $221,000 (0.1%) increase from December 31, 1995, total assets. Fairfield's total assets were $82,440,000 at June 30, 1996, which is a decrease of $25,000 when compared to December 31, 1995, total assets. Total consolidated assets increased only $192,000 during the first six months of 1996.

Net loans totaled $172,059,000 at June 30, 1996. Net loans at Muscatine increased by $3,476,000 (3.0%) during the first six months. Net loans decreased at Fairfield by $759,000 (1.4%) during the first six months. Consolidated net loans increased by $2,717,000 (1.6%) year-to-date with nearly all of the increase occurring during the second quarter.

Total available for sale securities increased $9.7 million during the first six months of 1996 while federal funds sold decreased $13 million. The Banks continue to emphasize purchase of securities with maturities of five years and less as such purchases offer reasonable yields with very little credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities have been purchased in order to enhance overall portfolio yield without significantly increasing risk. At June 30, 1996, less than 10% of investment securities mature in more than five years and less than 2% mature in more than ten years. No securities have been sold during the year.

Total deposits at June 30, 1996, were $235,850,000. Deposits at Muscatine increased .8% from the prior year end. Fairfield's total deposits decreased approximately 1.8% during the same period. This represents a combined deposit decrease of $103,000 for the Company during the first six months of 1996. Additionally, securities sold under agreements to repurchase decreased $1.7 million to total $5.1 million. Intermediate term advances borrowed from the Federal Home Loan Bank totaled $3.9 million at quarter end.

Results of Operations

Consolidated net income was $975,000, or $1.63 per share, for the second quarter of 1996, a $230,000 or 30.9% increase from the same period last year. This improvement included $150,000 of nonrecurring income primarily from recovery of interest on two loans which had been on nonaccrual of interest status for quite some time. These loans were paid off and our position in certain leases were sold during the second quarter resulting in the aforementioned $150,000 additional income. Without these unusual increases to net income, the second quarter 1996 earnings were $825,000 compared to $745,000 for the same period in 1995, an increase of $80,000 or 10.7%.

Net income for the six months ended June 30, 1996 was $1,767,000 compared to $1,448,000 in 1995 for a 22% increase. Without the nonrecurring income discussed above this increase was 11.7%.

The Company has been able to expand the net interest margin, as compared to the prior year by actively managing asset quality, growth of the loan portfolio, and rates paid on assets and liabilities. Management has expressed concern, however, as to the ability to continue increasing the net interest margin each quarter if short-term interest rates climb.

Provisions for loan losses were $40,000 for the six months ended June 30, 1996, which is $10,000 greater than the same period in 1995. Net loan recoveries totaled $367,000 compared to net recoveries of $53,000 for the first six months of 1995.

Nonaccrual loans were reduced during the past twelve months totaling $758,000 at June 30, 1996, over $450,000 less than at June 30, 1995. Other real estate owned totaled $107,000, and loans past due 90 days or more and still accruing totaled $152,000. The reserve for loan losses of $2,716,000 represents 1.6% of net loans and 267% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

The efficiency ratio, defined as noninterest expense as a percent of net interest income plus noninterest income, was 55.3% for the first six months of 1996 compared to 60% for all of 1995.

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

The following table shows the interest rate sensitivity position at several repricing intervals (dollar amounts in thousands):


                      Repricing Maturities at June 30, 1996

                                                 Less Than     3-12          1-5     More Than  Noninterest
                                                 3 Months     Months        Years     5 Years     Bearing      Total
                                                 --------    --------     --------   ---------  -----------  ---------
Assets:
  Loans .....................................    $ 60,263    $ 31,958     $ 67,148    $ 14,648    $    758   $ 174,775
  Investment securities .....................       8,689      12,226       42,071       7,435          10      70,431
  Other earning assets ......................      11,660           0            0           0           0      11,660
  Nonearning assets .........................           0           0            0           0      16,156      16,156
                                                 --------    --------     --------    --------    --------   ---------
     Total assets ...........................    $ 80,612    $ 44,184     $109,219    $ 22,083    $ 16,924   $ 273,022
                                                 ========    ========     ========    ========    ========   =========
Liabilities and Equity:
  Deposits ..................................    $ 54,414    $ 88,240     $ 58,990    $      0    $ 34,206    $235,850
  Other purchased funds .....................       6,129       1,500        2,450       1,437           0      11,516
  Other liabilities .........................           0           0            0           0       2,254       2,254
  Equity ....................................           0           0            0           0      23,402      23,402
                                                 --------    --------     --------    --------    --------    --------
      Total liabilities and equity ..........    $ 60,543    $ 89,740     $ 61,440    $  1,437    $ 59,862    $273,022
                                                 ========    ========    =========    ========    ========    ========

Repricing gap ...............................    $ 20,069    $(45,556)    $ 47,780    $ 20,646    $(42,938)   $      0

Cumulative repricing gap ....................    $ 20,069    $(25,488)    $ 22,292    $ 42,938    $      0    $      0

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At June 30, 1996, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range by $25.5 million and, thus, the Company is positioned to benefit from a decline in interest rates within the next year.

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

Securities available for sale with a cost totaling $70,876,000 at quarter-end included net unrealized losses of $445,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by Management.

Capital

Stockholders' equity increased $369,000 during the six months ended June 30, 1996.

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

A comparison of the Company's capital as of June 30, 1996 with the minimum requirements is presented below.
                                                                       Minimum
                                                        Actual      Requirements
                                                        ------      ------------

Tier 1 risk-based capital .....................         13.71%          4.00%
Total risk-based capital ......................         15.29%          8.00%
Tier 1 leverage ratio .........................          8.67%          3.00%

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

At its meeting on June 15, 1989, the Company's Board of Directors authorized a stock repurchase program, to repurchase up to 10 percent of the Company's shares. Through June 30, 1996, slightly over 5.5% of the common stock had been purchased under the program, net of sales to the Company's Employee Stock Ownership Plan and shares issued pursuant to the Company's stock option plan. The Company expects to continue repurchase of its common stock from time to time under the repurchase program.

During June the Board of Directors authorized a three-for-one stock split effected as a stock dividend payable to common stockholders on record as of July 2, 1996, with such shares to be issued on July 26, 1996.

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

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                                OTHER INFORMATION




ITEM 6.  Exhibits and reports on Form 8-K.


         Reports on Form 8-K.      No Form 8-K has been  filed for
                                   the quarter ended June 30, 1996.

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


Aug 13, 1996                 /s/ George A. Shepley
- ----------------             -------------------------------
Date                         George A. Shepley, Chairman of
                             the Board, President & Chief
                             Executive Officer





Aug 13, 1996                 /s/ Kim K. Bartling
- ----------------             -------------------------------
Date                         Kim K. Bartling, Senior Vice
                             President, Chief Financial
                             Officer & Treasurer