Form 10-K
period 1996-12-31
IOWA FIRST BANCSHARES CORP
filed 1997-03-24
CIK 740155

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
       For the fiscal year ended December 31, 1996 or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from_______ to _________.

       Commission file number   2-89283

                           IOWA FIRST BANCSHARES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      An Iowa Corporation                                        42-1211285
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

300 East Second Street, Muscatine, Iowa                             52761
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code   (319) 263-4221
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

                    X    Yes                     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1997, was $25,983,060 As of February 28, 1997, 1,738,948 shares of the Registrant's common stock were outstanding.

Documents incorporated by reference:

Portions of the registrant's 1996 Annual Report are incorporated in Parts I and II of this Form 10-K. Portions of the registrant's Proxy Statement dated March 21, 1997 are incorporated in Part III of this Form 10-K.

The Exhibit Index is located on page __.

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

On a full-time equivalent basis, year-end employment for the Company and its subsidiary banks totaled 114 employees.

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

Statistical information called for by this Item is contained in the Company's 1996 Annual Report to Shareholders which is incorporated by reference.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                 PART I, TABLE I
                      EXECUTIVE OFFICERS OF THE REGISTRANT


                               Family                                       Position              Business Experience
Name                 Age     Relationship        Position                  Held Since           During Past Five Years
------------------------------------------------------------------------------------------------------------------------------------

George A. Shepley     74        None        Chairman of the Board             1983              President of the Company,
                                            Chief Executive Officer           1983              January 1989 to 1996;
                                            Director                          1983              Chairman of the Board,
                                                                                                Chief Executive Officer of the
                                                                                                Company, 1983 to present;
                                                                                                Chairman of the Board, 1987 to
                                                                                                present; President, 1963 to
                                                                                                January 1989, First National Bank of
                                                                                                Muscatine; Chairman of the
                                                                                                Board, 1986 to present,
                                                                                                First National Bank in Fairfield.

Kim K. Bartling       39        None       Executive Vice President           1996              Executive Vice President,
                                           Chief Operating Officer            1996              Chief Operating Officer
                                           Treasurer                          1988              and Treasurer of the
                                           Director                           1994              Company, December 1996 to present;
                                                                                                Senior Vice President, Chief
                                                                                                Financial Officer and Treasurer
                                                                                                of the Company, April 1988 to
                                                                                                December 1996; Director
                                                                                                First National Bank of
                                                                                                Muscatine, 1989 to present;
                                                                                                Senior Vice President/Chief
                                                                                                Financial Officer, First National
                                                                                                Bank of Muscatine, 1987 to
                                                                                                present;  Director First National
                                                                                                Bank in Fairfield, 1990 to present.

Patricia R.          49        None        Secretary                          1986              Corporate Secretary of the
Thirtyacre                                                                                      Company, October 1986 to present.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS


A market for the Company's common stock is made by the brokerage firms of Piper Jaffray Inc., and Howe Barnes Investments, Inc.

High and low common stock prices and dividends for the last two years were:


1996 by                                                                Dividend
Quarters                                  High             Low         Per Share
--------------------------------------------------------------------------------

First ...........................       $   16.67       $   16.50       $   0.14
Second ..........................           16.92           16.67           0.15
Third ...........................           16.25           16.25           0.16
Fourth ..........................           20.00           16.25           0.18

Total Dividend Paid .............                                      $    0.63


1995 by                                                                Dividend
Quarters                                   High            Low         Per Share
--------------------------------------------------------------------------------

First ...........................       $   13.83       $   13.08       $   0.23
Second ..........................           14.33           13.83           0.12
Third ...........................           15.50           14.33           0.13
Fourth ..........................           16.67           15.17           0.14

Total Dividend Paid .............                                      $    0.62

The above quotations were furnished by Piper Jaffray Inc., or as of each year-end, an independent appraisal of the stock if higher. The quotations represent prices between dealers and do not include retail markup, markdown, or commissions.

Dividends  were  declared  and  paid  semi-annually   until  quarterly  dividend
declarations began in the first quarter of 1995 with the first quarterly dividend payment in the second quarter of 1995.

Future dividends are dependent on future earnings, regulatory restrictions (see Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 37 - 47 of this Form 10-K; and Note 7 to the Company's Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders which is incorporated by reference, pages 28 - 30 of this Form 10-K), capital requirements, and the Company's financial condition.

As of February 28, 1997, the Company had approximately 375 shareholders of its outstanding class of common stock. The Iowa First Bancshares Corp. Employee Stock Ownership Plan with 401(k) Provisions is considered one shareholder as all shares owned by this plan are voted by the trustees of said plan unless the vote in question encompasses approval or disapproval of any corporate merger, consolidation, dissolution, or similar transaction.


ITEM 6. SELECTED FINANCIAL DATA.

The information called for by this Item is contained in the Company's 1996 Annual Report to Shareholders which is incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information called for by this Item is contained in the Company's 1996 Annual Report to Shareholders which is incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information called for by this Item is contained in the Company's 1996 Annual Report to Shareholders which is incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item is contained in the Company's 1996 Proxy Statement which is incorporated by reference.


Director Compensation

The annual retainer that each outside Director of the Company received in 1996 was $5,300. During 1996, each Director of the Company served as Director and member of committees for subsidiary boards and committees, with the exception of Mr. Carver who served only as a Director of the Company. The annual retainer fee paid to each outside subsidiary Director was $4,000. Fees paid for attendance at committee meetings and special Board of Directors meetings range from $50 to $100 per meeting. Executive officers who also serve on the Board of Directors do not receive such retainer or committee fees.


ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item is contained in the Company's 1995 Proxy Statement which is incorporated by reference.


ITEM 12. SECURITY OWNERHSIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information called for by this Item is contained in the Company's 1995 Proxy Statement which is incorporated by reference


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)  Documents Filed with This Report:

         (1) Financial Statements. The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference from the 1996 Annual Report to Shareholders of the
              Company:

                                                                           Page

         Consolidated balance sheets -- dated December 31, 1996 and 1995.

         Consolidated statements of income -- years ended December 31, 1996, 1995, and 1994.

         Consolidated statements of stockholders' equity -- years ended December 31, 1996, 1995, and 1994.

         Consolidated statements of cash flows - years ended
         December 31, 1996, 1995, and 1994.

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

         (c)  Exhibits.

              The following exhibits are attached pursuant to Item 601 of Regulation S-K:

                   (3)   Articles of Incorporation, as amended
                  (11)   Statement re Computation of Per Share Earnings
                  (13)   Registrant's 1996 Annual Report to Shareholders
                  (27)   Financial data schedule

See Exhibit Index on page 11 hereof for a complete list of management contracts and arrangements required by this item and all other Exhibits filed or incorporated by reference as a part of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              IOWA FIRST BANCSHARES CORP.

Date:  March 14, 1997                          /s/ George A. Shepley
                                               ---------------------------------
                                               George A. Shepley
                                               Chairman of the  Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                            Title                                       Date


/s/ George A. Shepley                       Chairman of the Board,                                March 14, 1997
George A. Shepley                           Chief Executive Officer, and Director
                                            (Principal Executive Officer)

/s/ Kim K. Bartling                         Executive Vice President, Chief Operating Officer     March 14, 1997
Kim K. Bartling                             Treasurer and Director
                                            (Principal Financial and Accounting Officer)


/s/ Roy J. Carver, Jr.                      Director                                              March 14, 1997
Roy J. Carver, Jr.

/s/ Larry L. Emmert                         Director                                              March 14, 1997
Larry L. Emmert

/s/ Craig R. Foss                           Director                                              March 14, 1997
Craig R. Foss

/s/ Donald R. Heckman                       Director                                              March 14, 1997
Donald R. Heckman

/s/ Dean H. Holst                           Director                                              March 14, 1997
Dean H. Holst

/s/ D. Scott Ingstad                        Director                                              March 14, 1997
D. Scott Ingstad

/s/ Victor G. McAvoy                        Director                                              March 14, 1997
Victor G. McAvoy

/s/ Carl J. Spaeth                          Director                                              March 14, 1997
Carl J. Spaeth

/s/ Beverly J. White                        Director                                              March 14, 1997
Beverly J. White

                       ITEM 14 (a) (3) - INDEX OF EXHIBITS




Exhibit                                                                                        Page



         Articles of Incorporation, as amended



(10a)    Employment Agreement                                          Incorporated by reference to Exhibit
                                                                       (10a) to the registrant's Annual Report on Form 10-K for the fiscal year ended
                                                                       December 31, 1995.

(10b)    Change in Control Employment Agreement                        Incorporated by reference to Exhibit
                                                                       (10b) to the registrant's Annual Report on Form 10-K for the fiscal year ended
                                                                       December 31, 1995.

(10c) Incentive Stock Option and Nonstatutory Stock Option Plan        Incorporated by reference to Exhibit 99
                                                                       to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

        Statement re Computation of Per Share Earnings

        Registrant's 1996 Annual Report to Shareholders

        Registrant's Proxy Statement Dated March 21, 1997

(21)    Subsidiaries of Registrant                                     Incorporated by reference to Exhibit 21
                                                                       to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(27)    Financial data schedule
