Form 10-Q
period 1997-03-31
IOWA FIRST BANCSHARES CORP
filed 1997-05-14
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549


                                    FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended March 31, 1997

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

YES  X     NO_____

At March 31, 1997 there were 1,755,707 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q




                                                                     PAGE NO.

PART 1  Financial Information

        Item 1.   Financial Statements

                  Consolidated Condensed Balance Sheets, March 31, 1997 and December 31, 1996

                  Consolidated Condensed Statements of Operations, Three Months Ended March 31, 1997 and 1996

                  Consolidated Condensed Statements of Cash Flows, Three Months Ended March 31, 1997 and 1996

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

        Item 4.   Submission of Matters to a Vote of
                  Security Holders


        Item 6.   Exhibits and Reports on Form 8-K


Signatures

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                         March 31,  December 31,
                                                           1997         1996
                                                         -----------------------
                 ASSETS

Cash and due from banks .............................    $  12,344     $  14,914

Investment securities available for sale (cost ......       68,259        67,622
  1997, $68,414; December 31, 1996, $67,492)

Federal funds sold and securities
   purchased under resale agreements ................       12,130         7,263

Loans, net of allowance for possible loan
   losses March 31, 1997, $2,821;
   December 31, 1996, $2,803 ........................      186,756       183,438

Bank premises and equipment, net ....................        4,736         4,526

Other assets ........................................        2,821         2,698
                                                         -----------------------
   TOTAL ASSETS .....................................    $ 287,046     $ 280,461
                                                         =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
            LIABILITIES

Noninterest bearing deposits ........................    $  34,550        43,445
Interest bearing deposits ...........................      206,352       194,907
                                                         -----------------------
   TOTAL DEPOSITS ...................................    $ 240,902       238,352
Securities sold under agreements to
   repurchase .......................................        3,504         5,453
Federal Home Loan Bank advances .....................       12,557         7,473
Treasury tax and loan open note .....................        2,413         1,944
Other liabilities ...................................        1,929         2,041
                                                         -----------------------
   TOTAL LIABILITIES ................................    $ 261,305     $ 255,263
                                                         -----------------------

STOCKHOLDERS' EQUITY

Common Stock ........................................    $     200     $     200
Surplus .............................................        3,925         3,872
Retained earnings ...................................       22,161        21,621
                                                         -----------------------
                                                         $  26,286        25,693
Unrealized gains (losses) on securities availab .....          (97)           81
Less net cost of common shares acquired for the .....          448           576
                                                         -----------------------
   TOTAL STOCKHOLDERS' EQUITY .......................    $  25,741     $  25,198
                                                         -----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........    $ 287,046       280,461
                                                         =======================

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                              Three Months Ended
                                                                    March 31,
                                                              ------------------
                                                                1997       1996
                                                              ------------------
INTEREST INCOME:
   Interest and fees on loans ............................      3,913      3,690
   Interest on investment securities .....................        973        919
   Interest on federal funds sold and securities
     purchased under resale agreements ...................         96        293
                                                              ------------------
   Total interest income .................................      4,982      4,902

INTEREST EXPENSE:
   Interest on deposits ..................................      2,137      2,274
   Interest on repurchase agreements and other
     borrowings ..........................................        246        155
                                                              ------------------
   Total interest expense ................................      2,383      2,429
                                                              ------------------
   Net interest income ...................................      2,599      2,473

Provision for loan losses ................................          3         15
                                                              ------------------
   Net interest income after provision for
      loan losses ........................................      2,596      2,458

Investment securities gains (losses) .....................         11          0
Other income .............................................        394        387
Other expense ............................................      1,721      1,671
                                                              ------------------
   Income before income taxes ............................      1,280      1,174
Applicable income taxes ..................................        406        382
                                                              ------------------
Net income ...............................................        874        792
                                                              ==================
Per share data:
  Net earnings per common share ..........................       0.49       0.45
                                                              ==================
Dividends declared per common share ......................       0.19       0.15
                                                              ==================

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 1997 and 1996
                                 (In Thousands)


                                                              1997       1996
                                                            --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..............................................   $    874   $    792

Adjustments to reconcile net income to net
  cash  provided  by  operating activities:
   Proceeds from  FHLMC .................................        - -      2,151
   Loans underwritten for FHLMC .........................        - -     (2,150)
   Gains on loans sold to FHLMC .........................        - -         (1)
   Provision for loan losses ............................          3         15
   Investment securities (gains) losses, net ............        (11)       - -
   Depreciation .........................................         92         98
   Amortization of premiums and accretion of discounts
     on loans and investment securities, net ............         49         43
  (Increase) decrease in other assets ...................       (123)        24
  (Decrease) in other liabilities .......................       (217)      (298)
                                                            --------------------
Net cash provided by operating activities ...............   $    667   $    674
                                                            --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in federal funds sold ........   $ (4,867) $   1,335
   Proceeds from maturities of investment securities ....      4,182      5,886
   Proceeds from sales of investment securities .........      1,669        - -
   Purchases of investment securities ...................     (6,548)   (10,294)
   Net (increase) in loans ..............................     (3,321)       (71)
   Purchases of bank premises and equipment .............       (302)       (37)
                                                            --------------------
   Net cash (used in) investing activities ..............   $ (9,187) $  (3,181)
                                                            --------------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) in noninterest bearing deposits .......   $ (8,895) $    (825)
   Net increase in interest bearing deposits ............     11,445      5,382
   Net increase (decrease) in securities sold under
     agreements to repurchase ...........................     (1,949)    (1,222)
   Net increase in other borrowings .....................      5,553        855
   Cash dividends paid ..................................       (331)      (246)
   Reissuance of treasury stock .........................        263         10
   Purchases of common stock for the treasury ...........       (136)       - -
                                                            --------------------
   Net cash provided by financing activities ............   $  5,950   $  3,954
                                                            --------------------
   Net increase in cash and due from banks ..............     (2,570)     1,447

Cash and due from banks:
   Beginning ............................................   $ 14,914   $ 10,963
                                                            --------------------
   Ending ...............................................   $ 12,344   $ 12,410
                                                            ====================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash payments for:
        Interest ........................................   $  2,355   $  2,417

        Income ..........................................   $    - -   $    - -


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

Presentation of cash flows:

For purposes of reporting cash flows, cash and due from banks include cash on-hand and amounts due from banks, including cash items in process of clearing. Cash flows from demand deposits, NOW accounts, savings accounts, federal funds sold, securities sold under agreements to repurchase, Federal Home Loan Bank advances, TT&L open note, certificates of deposits, and loans are reported net.

Investment securities available for sale:

Securities available for sale are accounted for at fair value and the unrealized holding gains or losses are presented as a separate component of stockholders' equity, net of their deferred income tax effect.

Realized gains or losses, determined using the specific-identification method, are included in earnings.

Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses.

Premiums and discounts are recognized in interest income using the interest method over the period to maturity. There were no investments held to maturity or for trading purposes as of March 31, 1997.

Loans:

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

Direct loan and lease origination fees and costs are generally being deferred and the net amount amortized as an adjustment of the related loan's yield. The Banks generally amortize these amounts over the contractual life. Commitment fees based upon a percentage of customers' unused lines of credit and fees related to standby letters of credit are not significant.

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


Note 2.  Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 6,000,000 shares and 500,000 shares, respectively. Earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding for the respective period. The weighted average number of shares of common stock and common stock equivalents outstanding for the first three months of 1997 was 1,788,267. Fully dilutive earnings per share are not shown as the dilutive effect of common stock equivalents was less than three percent.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS





Discussion and Analysis of Financial Condition


The Company's total assets at March 31, 1997, were $287,046,000. Muscatine's total assets were $196,518,000 which reflects a $2,980,000 (1.5%) increase from December 31, 1996, total assets. Fairfield's total assets were $87,356,000 at March 31, 1997, which is an increase of $3,260,000 (3.9%) when compared to December 31, 1996, total assets. Total consolidated assets increased by 2.3% during the first three months of 1997.

Net loans totaled $186,756,000 at March 31, 1997. Net loans at Muscatine increased by $3,944,000 (3.1%) during the first three months. Net loans decreased at Fairfield by $626,000 (1.1%) during the first three months. Consolidated net loans increased by $3,318,000 year-to-date.

Total available for sale securities increased $637,000 during the first three months of 1997 while federal funds sold increased $4.9 million. The Banks continue to emphasize purchase of securities with maturities of five years and less as such purchases offer reasonable yields with very little credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities have been purchased in order to enhance overall portfolio yield without significantly increasing risk. At March 31, 1997, less than 15% of investment securities mature in more than five years and less than 5% mature in more than ten years. Securities totaling $1.7 million have been sold during the year, generating net gains of $11,000.

Total deposits at March 31, 1997, were $240,902,000. Deposits at Muscatine increased $157,000 from the prior year end. Fairfield's total deposits increased $2,455,000 during the same period. This represents a combined deposit increase of $2.6 million (1.1%) for the Company during the first three months of 1997. Additionally, securities sold under agreements to repurchase decreased $1.9 million and intermediate term advances borrowed from the Federal Home Loan Bank increased $5.1 million to total $12.6 million at quarter end.

Results of Operations

Consolidated net income from continuing operations was $874,000, or $.49 per share, for the first quarter of 1997, an $82,000 or 10.4% increase from the same period last year. This improvement resulted primarily from increased net interest margin, $126,000 higher than the first quarter of the prior year, and controlling operating expenses to within $50,000 of the comparable quarter last year.

The Company has been able to expand the net interest margin, as compared to the prior year by actively managing asset quality, growth of the loan portfolio, and rates paid on assets and liabilities. Management has expressed concern, however, as to the ability to continue increasing the net interest margin each quarter as short-term interest rates climb. Indeed, the net interest margin for the first quarter of 1997 was $62,000 less than the fourth quarter of 1996.

Provisions for loan losses were $3,000 for the three months ended March 31, 1997, this was $12,000 less than the first quarter of 1996. Net loan recoveries totaled $14,000 compared to net recoveries of $60,000 for the first quarter of 1996.

Nonaccrual loans grew during the past twelve months totaling $1,443,000 at March 31, 1997, $537,000 more than the end of the first quarter in 1996. There was no other real estate owned, and loans past due 90 days or more and still accruing totaled $263,000. The reserve for loan losses of $2,821,000 represents 1.5% of net loans and 165% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

The efficiency ratio, defined as noninterest expense as a percent of net interest income plus noninterest income, was 57.3% for the first three months of 1997 compared to 56.2% for all of 1996.

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

The following table shows the interest rate sensitivity position at several repricing intervals (dollar amounts in thousands):


                     Repricing Maturities at March 31, 1997


                                           Less Than       1-5       More Than   Noninterest
                                            One Year      Years       5 Years      Bearing        Total
                                           -------------------------------------------------------------
Assets:
  Loans ................................   $  92,244    $  74,455    $  21,435   $   1,443     $ 189,577
  Investment securities ................      21,140       37,601        9,508          10        68,259
  Other earning assets .................      12,130           --           --          --        12,130
  Nonearning assets ....................          --           --           --      17,080        17,080
                                           -------------------------------------------------------------
      Total assets .....................   $ 125,514    $ 112,056    $  30,943   $  18,533     $ 287,046
                                           =============================================================

Liabilities and Equity:
  Deposits .............................   $ 141,770    $  64,583    $      --   $  34,550     $ 240,902
    Other purchased funds ..............       5,917        2,850        9,707          --        18,474
  Other liabilities ....................          --           --           --       1,929         1,929
  Equity ...............................          --           --           --      25,741        25,741
                                           -------------------------------------------------------------
     Total liabilities and equity .....    $ 147,687    $  67,433    $   9,707   $  62,220     $  28,046
                                           =============================================================


Repricing gap ..........................   $ (22,173)   $  44,624    $  21,236   $ (43,687)    $      --
Cumulative repricing gap ...............   $ (22,173)   $  22,451    $  43,687   $      --     $      --


The data in this table incorporates the contractual characteristics as well as an estimate of the actual repricing characteristics of the Company's assets and liabilities. Based on the estimate, fifty percent of the savings and NOW accounts are reflected in the less than one year category, with the remaining 50% in the 1-5 year time frame. Money market accounts are estimated as 100% in the less than one year category.

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At March 31, 1997, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range by $22.2 million and, thus, the Company is positioned to benefit from a decline in interest rates within the next year.

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at March 31, 1997, were $240,902 or 84% of total liabilities and equity.

Securities available for sale with a cost totaling $68,414,000 at quarter-end included net unrealized losses of $155,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by Management.

Capital

Stockholders' equity increased $543,000 during the three months ended March 31, 1997.

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

A comparison of the Company's capital as of March 31, 1997 with the minimum requirements is presented below.
                                                             Minimum
                                             Actual       Requirements
                                             -------------------------
Tier 1 risk-based capital                    13.17%           4.00%
Total risk-based capital                     14.42%           8.00%
Tier 1 leverage ratio                         9.10%           3.00%

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

At its meeting on June 15, 1989, the Company's Board of Directors authorized a stock repurchase program, to repurchase up to 10 percent of the Company's shares. Through March 31, 1997, approximately 44,000 shares of common stock have been purchased under the program, net of sales to the Company's Employee Stock Ownership Plan and shares issued pursuant to the Company's Stock Option Plan. The Company expects to continue repurchase of its common stock from time to time under the repurchase program.

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

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                                OTHER INFORMATION




ITEM 4.   Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of the Company held at its offices on April 17, 1997, the shareholders elected the following individuals to the Board of Directors for three year terms:

                                          Votes in Favor          Votes Against
                                          --------------------------------------

Kim K. Bartling                             1,477,239                      0
Larry L. Emmert                             1,476,069                  3,870
George A. Shepley                           1,477,239                  2,700
Carl J. Spaeth                              1,475,619                  1,620

Also at the Annual Meeting of the Company held on April 17, 1997, the shareholders approved increasing the number of authorized common shares from two million to six million by a vote of 1,379,126 in favor and 86,416 against.





ITEM 6.  Exhibits and reports on Form 8-K.


         Reports on Form 8-K.      No Form 8-K has been  filed for
                                   the quarter ended March 31, 1997.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             IOWA FIRST BANCSHARES CORP.

                                 (Registrant)


May 14, 1997                 /s/ George A. Shepley
----------------             -------------------------------------
Date                         George A. Shepley, Chairman of
                             the Board and Chief Executive Officer





May 14, 1997                 /s/ Kim K. Bartling
----------------             -------------------------------------
Date                         Kim K. Bartling, Executive Vice
                             President, Chief Operating
                             Officer & Treasurer