Form 10-Q
period 1997-06-30
IOWA FIRST BANCSHARES CORP
filed 1997-08-13
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended June 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  [X]     NO [ ]

At June 30, 1997 there were 1,755,192 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                        PAGE NO.

PART 1   Financial Information

         Item 1. Financial Statements

            Consolidated Condensed Balance Sheets, June 30,
            1997 and December 31, 1996

            Consolidated Condensed Statements of Operations,
            Three and Six Months Ended June 30, 1997 and 1996

            Consolidated Condensed Statements of Cash Flows,
            Six months Ended June 30, 1997 and 1996

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

PART II  Other Information


          Item 6. Exhibits and Reports on Form 8-K


Signatures

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                  June 30, December 31,
                                                                    1997      1996
                                                                  ---------------------
              ASSETS

Cash and due from banks .......................................   $ 13,799   $ 14,914
Investment securities available for sale (cost June 30, .......     69,326     67,622
  1997, $69,122; December 31, 1996, $67,492)
Federal funds sold and securities
   purchased under resale agreements ..........................      8,100      7,263
Loans, net of allowance for possible loan
   losses June 30, 1997, $2,739;
   December 31, 1996, $2,803 ..................................    191,687    183,438
Bank premises and equipment, net ..............................      5,369      4,526
Other assets ..................................................      3,029      2,698
                                                                  -------------------
   TOTAL ASSETS ...............................................   $291,310   $280,461
                                                                  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES

Noninterest bearing deposits ..................................   $ 37,902   $ 43,445
Interest bearing deposits .....................................    202,251    194,907
                                                                  -------------------
   TOTAL DEPOSITS .............................................   $240,153   $238,352
Securities sold under agreements to repurchase ................      3,002      5,453
Federal Home Loan Bank advances ...............................     17,169      7,473
Treasury tax and loan open note ...............................      2,500      1,944
Other liabilities .............................................      2,035      2,041
                                                                  -------------------
   TOTAL LIABILITIES ..........................................   $264,859   $255,263
                                                                  -------------------

STOCKHOLDERS' EQUITY

Common Stock ..................................................   $    200   $    200
Surplus .......................................................      3,916      3,872
Retained earnings .............................................     22,665     21,621
                                                                  -------------------
                                                                  $ 26,781   $ 25,693
Unrealized gains (losses) on securities available for sale, net        128         81
Less net cost of common shares acquired for the treasury ......        458        576
                                                                  -------------------
   TOTAL STOCKHOLDERS' EQUITY .................................   $ 26,451   $ 25,198
                                                                  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................   $291,310   $280,461
                                                                  ===================

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                     Three Months Ended     Six Months Ended
                                                         June 30,               June 30,
                                                   ------------------------------------------
                                                     1997        1996       1997       1996
                                                   --------------------   -------------------
INTEREST INCOME:
   Interest and fees on loans ..................   $  4,076    $  3,879   $  7,989   $  7,569
   Interest on investment securities ...........      1,017         970      1,990      1,889
   Interest on federal funds sold and securities
     purchased under resale agreements .........        154         284        250        577
                                                   ------------------------------------------
   Total interest income .......................   $  5,247    $  5,133   $ 10,229   $ 10,035
                                                   ------------------------------------------

INTEREST EXPENSE:
   Interest on deposits ........................   $  2,273    $  2,304   $  4,410   $  4,578
   Interest on repurchase agreements and
     other borrowings ..........................        319         140        565        295
                                                   ------------------------------------------
   Total interest expense ......................   $  2,592    $  2,444   $  4,975   $  4,873
                                                   ------------------------------------------

   Net interest income .........................   $  2,655    $  2,689   $  5,254   $  5,162

Provision for possible loan losses .............          1          25          4         40
                                                   ------------------------------------------

   Net interest income after provision for
     possible loan losses ......................   $  2,654    $  2,664   $  5,250   $  5,122

Investment securities gains (losses) ...........        (15)         --        (4)         --
Other income ...................................        437         483        831        870
Other expense ..................................      1,840       1,662      3,561      3,333
                                                    ------------------------------------------

   Income before income taxes ..................   $  1,236    $  1,485   $  2,516   $  2,659
Applicable income taxes ........................        399         510        805        892
                                                   ------------------------------------------

Net income .....................................   $    837    $    975   $  1,711   $  1,767
                                                   ==========================================
Per share data:
  Net earnings per common share ................   $   0.46       $0.54   $   0.95   $   0.99
                                                   ==========================================

Dividends declared per common share ............   $   0.19    $   0.16   $   0.38   $   0.31
                                                   ==========================================

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 For The Six Months Ended June 30, 1997 and 1996
                                 (In Thousands)

                                                                  1997        1996
                                                                --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..................................................   $  1,711    $  1,767

Adjustments to reconcile net income to net cash provided by operating activities:

   Proceeds from  FHLMC .....................................         49       3,565
   Loans underwritten for FHLMC .............................        (49)     (3,562)
   Gains on loans sold to FHLMC .............................         --          (3)
   Provision for loan losses ................................          4          40
   Investment securities (gains) losses, net ................          4          --
   Depreciation .............................................        201         190
   Amortization of premiums and accretion of discounts
     on loans and investment securities, net ................         85         121
  (Increase) in other assets ................................       (331)       (437)
  (Decrease) increase in other liabilities ..................         73        (166)
                                                                --------------------
Net cash provided by operating activities ...................   $  1,747    $  1,515
                                                                --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in federal funds sold ............   $   (837)   $ 13,040
   Proceeds from maturities of investment securities ........      7,388      10,064
   Proceeds from sales of investment securities .............      4,936          --
   Purchases of investment securities .......................    (14,109)    (19,888)
   Net (increase) in loans ..................................     (8,253)     (2,757)
   Purchases of bank premises and equipment .................     (1,044)        (91)
                                                                --------------------
   Net cash (used in) investing activities ..................   $(11,919)   $    368
                                                                --------------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) in noninterest bearing deposits ...........   $ (5,543)   $   (870)
   Net increase in interest bearing deposits ................      7,344         767
   Net (decrease) in securities sold under
     agreements to repurchase ...............................     (2,451)     (1,685)
   Net increase in other borrowings .........................     10,252       1,464
   Cash dividends paid ......................................       (664)       (503)
   Reissuance of treasury stock .............................        280          37
   Purchases of common stock for the treasury ...............       (161)       (396)
                                                                --------------------
   Net cash provided by financing activities ................   $  9,057    $ (1,186)
                                                                --------------------

   Net increase in cash and due from banks ..................     (1,115)        697

Cash and due from banks:
   Beginning ................................................   $ 14,914    $ 10,963
                                                                --------------------
   Ending ...................................................   $ 13,799    $ 11,660
                                                                ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash payments for:
     Interest ...............................................   $  4,947    $  4,845

     Income taxes ...........................................   $    566    $    635

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

  Investment securities:

  Securities available for sale are accounted for at fair value and the unrealized holding gains or losses are presented as a separate component of stockholders' equity, net of their deferred tax effect.

  Realized gains or losses, determined using the specific-identification method, are included in earnings.

  Declines in the fair value of individual available for sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses.

  Premiums and discounts are recognized in interest income using the interest method over the period to maturity. There were no investments held to maturity or for trading purposes as of June 30, 1997.

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

  Direct loan origination fees and costs are generally being deferred and the net amount amortized as an adjustment of the related loan's or lease's yield. The Banks generally amortize these amounts over the contractual life. Commitment fees based upon a percentage of customers' unused lines of credit and fees related to standby letters of credit are not significant.

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


Note 2.  Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 6,000,000 shares and 500,000 shares, respectively. Earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding for the respective period. The weighted average number of shares of common stock and common stock equivalents outstanding for the second quarter and year-to-date through June 30, 1997 was 1,801,019 and 1,795,806, respectively. Fully diluted earnings per share are not shown as the dilutive effect of common stock equivalents was less than three percent.

Note 3.  Pending Accounting Changes

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement #128, "Earnings Per Share." This Statement simplifies the computation of earnings per share and makes the computation more consistent with those of International Accounting Standards. The Statement is effective for periods ending after December15, 1997. The Company does not expect the adoption of this new standard to significantly impact previously reported earnings per share or earnings per share trends.

In June 1997, the FASB issued Statement #130, "Reporting Comprehensive Income," and Statement #131, "Disclosures About Segments of an Enterprise and Related Information." Statement #130 establishes standards for reporting comprehensive income in financial statements. Statement #131 expands certain reporting and disclosure requirements for segments from current standards. The Statements are effective for fiscal years beginning after December 15, 1997 and the Company does not expect the adoption of these new standards to result in material changes to previously reported amounts or disclosures

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Discussion and Analysis of Financial Condition

The Company's total assets at June 30, 1997, were $291,310,000. Muscatine's total assets were $204,574,000 which reflects an $11,036,000 (5.7%) increase from December 31, 1996, total assets. Fairfield's total assets were $83,793,000 at June 30, 1997, which is a decrease of $303,000 when compared to December 31, 1995, total assets. Total consolidated assets increased $10,849,000 (3.9%) during the first six months of 1997.

Net loans totaled $191,687,000 at June 30, 1997. Net loans at Muscatine increased by $9,146,000 (7.3%) during the first six months. Net loans decreased at Fairfield by $897,000 (1.6%) during the first six months. Consolidated net loans increased by $8,249,000 (4.5%) year-to-date with approximately $5 million of the increase occurring during the second quarter.

Total available for sale securities increased $1.7 million during the first six months of 1997 and federal funds sold increased $837,000. The Banks continue to emphasize purchase of securities with maturities of five years and less as such purchases offer reasonable yields with very little credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities have been purchased in order to enhance overall portfolio yield without significantly increasing risk. At June 30, 1997, less than 20% of investment securities mature in more than five years and less than 5% mature in more than ten years. Securities totaling $4.9 million have been sold during the year, generating net losses of $4,000.

Total deposits at June 30, 1997, were $240,153,000. Deposits at Muscatine increased 1.8% from the prior year end. Fairfield's total deposits decreased approximately 1.7% during the same period. This represents a combined deposit increase of $1.8 million (.8%) for the Company during the first six months of 1997. Additionally, securities sold under agreements to repurchase decreased $2.5 million to total $3.0 million. Intermediate term advances borrowed from the Federal Home Loan Bank totaled $17.2 million at quarter end, a 9.7 million increase from year-end 1996.

Results of Operations

Consolidated net income was $837,000, or $.46 per share, for the second quarter of 1997, compared to $975,000 for the same period last year. The net income for the second quarter of 1996 included $150,000 of nonrecurring income primarily from recovery of interest on two loans which had been on nonaccrual of interest status for quite some time. These loans were paid off and our position in certain leases were sold during the second quarter of 1996 resulting in the aforementioned $150,000 additional income. Excluding that income, 1997 second quarter earnings of $837,000 were $12,000 or 1.5% higher than 1996.

Net income for the six months ended June 30, 1997 was $1,711,000 compared to $1,767,000 in 1996 for a 3.2% decrease. Without the nonrecurring income discussed above, net income for the first half of 1997 increased $94,000 or 5.8% over 1996.

The Company has been able to expand the dollars of net interest margin, as compared to the prior year-to-date figures by actively managing asset quality, growth of the loan portfolio, and rates paid on assets and liabilities. Management has expressed concern for several quarters, however, as to the ability to continue increasing the net interest margin each successive quarter. The increased usage of wholesale funding sources, while mitigating intermediate and long-term interest rate risk, increases interest expense. As a result, margins are put under pressure with the goal of increasing volume sufficiently to more than offset the margin reduction, thus, increasing earnings over time.

Provisions for loan losses were $4,000 for the six months ended June 30, 1997, which is $36,000 less than the same period in 1996. Net loan charge-offs totaled $67,000 compared to net recoveries of $367,000 for the first six months of 1996.

Nonaccrual loans rose during the past twelve months totaling $1,034,000 at June 30, 1997; $276,000 more than at June 30, 1996. Other real estate owned totaled only $24,000, and loans past due 90 days or more and still accruing totaled $483,000. The reserve for loan losses of $2,739,000 represents 1.4% of net loans and 178% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

The efficiency ratio, defined as noninterest expense as a percent of net interest income plus noninterest income, was 58.5% for the first six months of 1997 compared to 56.2% for all of 1996. This increase is due in large measure to the following expenditures thus far in 1997: opening a new full-service branch in Fairfield, Iowa; opening a full-service branch inside a new Wal-Mart Superstore in Muscatine, Iowa; upgrading computer hardware, software, networks and training; and breaking ground on a new, primarily drive-through downtown Muscatine, Iowa, branch facility. These costs were incurred to maintain and enhance the competitiveness of the organizations service and product delivery system now as well as in the future. However, such decisions increase overhead expenses in the near term which results in a less favorable efficiency ratio.

Interest Rate Sensitivity

The Company manages its balance sheet to minimize the impact of interest rate movements on its earnings. The term "rate sensitive" refers to those assets and liabilities which are "sensitive" to fluctuations in rates and yields. When interest rates move, earnings may be affected in many ways. Interest rates on assets and liabilities may change at different times or by different amounts. Maintaining a proper balance between rate sensitive earning assets and rate sensitive liabilities is the principal function of asset and liability management of a banking organization. The following table shows the interest rate sensitivity position at several repricing intervals (dollar amounts in thousands):
                      Repricing Maturities at June 30, 1997

                                                 Less Than       1-5      More Than  Noninterest
                                                 One Year       Years      5 Years     Bearing         Total
                                                 -------------------------------------------------------------
Assets:
  Loans ......................................   $  78,163    $  82,817   $  32,412   $   1,034      $ 194,426
  Investment securities ......................      17,976       38,478      12,862          10         69,326
  Other earning assets .......................       8,100           --          --          --          8,100
  Nonearning assets ..........................          --           --          --      19,458         19,458
                                                 -------------------------------------------------------------
     Total assets ............................   $ 104,239    $ 121,295   $  45,274      20,502      $ 291,310
                                                 =============================================================
Liabilities and Equity:
   Deposits ..................................   $ 143,586    $  58,665   $     --    $  37,902      $ 240,153
   Other purchased funds .....................       5,985       10,265      6,421           --         22,671
   Other liabilities .........................          --           --         --        2,035          2,035
Equity .......................................          --           --         --       26,451         26,451
                                                 -------------------------------------------------------------
      Total liabilities and equity ...........   $ 149,571    $  68,930   $   6,421   $  66,388      $ 291,310
                                                 =============================================================

Repricing gap ................................   $ (45,332)   $  52,365   $  38,853   $ (45,886)     $      --

Cumulative repricing gap .....................   $ (45,332)   $   7,033   $  45,886   $      --      $      --

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At June 30, 1997, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range by $45.3 million and, thus, the Company is positioned to benefit from a decline in interest rates within the next year.

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at June 30, 1997, were $240,153,000 or 82% of total liabilities and equity.

Securities available for sale with a cost totaling $69,122,000 at quarter-end included net unrealized gains of $204,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by Management.

Capital

Stockholders' equity increased $1,253,000 during the six months ended June 30, 1997.

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

A comparison of the Company's capital as of June 30, 1997 with the minimum requirements is presented below.
                                                                 Minimum
                                                  Actual       Requirements
                                                  ------       ------------

Tier 1 risk-based capital                         13.08%           4.00%
Total risk-based capital                          14.34%           8.00%
Tier 1 leverage ratio                              8.95%           3.00%

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

At its meeting on June 15, 1989, the Company's Board of Directors authorized a stock repurchase program, to repurchase up to 10 percent of the Company's shares. Through June 30, 1997, approximately 44,000 shares of common stock had been purchased under the program, net of sales to the Company's Employee Stock Ownership Plan and shares issued pursuant to the Company's stock option plan. The Company expects to continue repurchase of its common stock from time to time under the repurchase program.

Management anticipates costs during the third quarter of 1997 relating to a problem loan which will likely not be considered material to the overall financial results for the year. Nonetheless, these expenses will exceed $100,000 and may be recovered in whole or in part in subsequent accounting periods, however, such recovery is not certain.

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

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                                OTHER INFORMATION




ITEM 6.  Exhibits and reports on Form 8-K.


         Reports on Form 8-K.      No Form 8-K has been  filed for
                                   the quarter ended June 30, 1997.

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


August 13, 1997              /s/ George A. Shepley
----------------             -------------------------------
Date                         George A. Shepley, Chairman of
                             the Board and Chief Executive Officer






August 13, 1997              /s/ Kim K. Bartling
----------------             -------------------------------
Date                         Kim K. Bartling, Senior Vice
                             President, Chief Operating
                             Officer & Treasurer