Form 10-Q
period 1997-09-30
IOWA FIRST BANCSHARES CORP
filed 1997-11-14
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549


                                    FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended September 30, 1997

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


At September 30, 1997 there were 1,779,242 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q







                                                                        PAGE NO.

PART 1   Financial Information

         Item 1.   Financial Statements

             Consolidated Condensed Balance Sheets, September 30,
             1997 and December 31, 1996

             Consolidated Condensed Statements of Operations, Three and Nine Months Ended September 30, 1997 and 1996

             Consolidated Condensed Statements of Cash Flows,
             Nine months Ended September 30, 1997 and 1996

             Notes to Consolidated Condensed Financial Statements


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  Other Information


        Item 6.   Exhibits and Reports on Form 8-K


Signatures

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)


                                                                September 30,   December 31,
                                                                    1997           1996
                                                                -------------   ------------

               ASSETS

Cash and due from banks .......................................   $ 12,303        $ 14,914

Investment securities available for sale (cost September 30, ..     69,222          67,622
  1997, $68,752; December 31, 1996, $67,492)

Federal funds sold and securities
   purchased under resale agreements ..........................      3,540           7,263

Loans, net of allowance for possible loan
   losses September 30, 1997, $2,647;
   December 31, 1996, $2,803 ..................................    202,602         183,438

Bank premises and equipment, net ..............................      5,671           4,526

Other assets ..................................................      3,541           2,698
                                                                  --------        --------

   TOTAL ASSETS ...............................................   $296,879        $280,461
                                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
            LIABILITIES

Noninterest bearing deposits ..................................   $ 37,728        $ 43,445
Interest bearing deposits .....................................    202,067         194,907
                                                                  --------        --------
   TOTAL DEPOSITS .............................................   $239,795        $238,352
Federal funds purchased and securities
   sold under agreements to repurchase ........................      5,567           5,453
Federal Home Loan Bank advances ...............................     20,363           7,473
Treasury tax and loan open note ...............................      1,777           1,944
Other liabilities .............................................      2,121           2,041
                                                                  --------        --------

   TOTAL LIABILITIES ..........................................   $269,623        $255,263
                                                                  --------        --------

STOCKHOLDERS' EQUITY

Common Stock ..................................................   $    200       $    200
Surplus .......................................................      3,911          3,872
Retained earnings .............................................     23,062         21,621
                                                                  --------       --------
                                                                  $ 27,173       $ 25,693
Unrealized gains (losses) on securities available for sale, net        295             81
Less net cost of common shares acquired for the treasury ......        212            576
                                                                  --------       --------
   TOTAL STOCKHOLDERS' EQUITY .................................   $ 27,256       $ 25,198
                                                                  --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................   $296,879       $280,461
                                                                  ========       ========

See Notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                      (In Thousands, Except Per Share Data)
                                   (Unaudited)


                                                   Three Months Ended     Nine Months Ended
                                                      September 30,          September 30,
                                                   -------------------   --------------------
                                                     1997       1996       1997        1996
                                                   --------   --------   --------    --------
INTEREST INCOME:
   Interest and fees on loans ..................   $  4,261   $  3,803   $ 12,250    $ 11,372
   Interest on investment securities ...........      1,023      1,015      3,013       2,904
   Interest on federal funds sold and securities
     purchased under resale agreements .........         64        134        314         711
                                                   --------   --------    --------   --------
   Total interest income .......................   $  5,348   $  4,952   $ 15,577    $ 14,987
                                                   --------   --------    --------   --------

INTEREST EXPENSE:
   Interest on deposits ........................   $  2,291   $  2,194   $  6,701    $  6,772
   Interest on repurchase agreements and
     other borrowings ..........................        392        147        957         442
                                                   --------   --------    --------   --------
   Total interest expense ......................   $  2,683   $  2,341   $  7,658    $  7,214
                                                   --------   --------    --------   --------

   Net interest income .........................   $  2,665   $  2,611   $  7,919    $  7,773
Provision for possible loan losses .............          0         60          4         100
                                                   --------   --------    --------   --------
   Net interest income after provision for
     possible loan losses ......................   $  2,665   $  2,551   $  7,915    $  7,673

Investment securities gains (losses) ...........          3          4         (1)          4
Other income ...................................        428        449      1,259       1,319
Other expense ..................................      2,020      1,685      5,581       5,018
                                                   --------   --------    --------   --------
   Income before income taxes ..................   $  1,076   $  1,319   $  3,592    $  3,978
Applicable income taxes ........................        341        436      1,146       1,328
                                                   --------   --------    --------   --------
Net income .....................................   $    735   $    883   $  2,446    $  2,650
                                                   ========   ========    ========   ========

Per share data:
  Net earnings per common share ................   $   0.41   $   0.50   $   1.36    $   1.50
                                                   ========   ========    ========   ========

Dividends declared per common share ............   $   0.19   $   0.18   $   0.57    $   0.49
                                                   ========   ========    ========   ========

See Notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              For The Nine Months Ended September 30, 1997 and 1996
                                 (In Thousands)


                                                                  1997        1996
                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..................................................   $  2,446    $  2,650
Adjustments to  reconcile  net  income  to  net
   cash  provided  by  operating activities:
   Proceeds from  FHLMC .....................................        498       4,678
   Loans underwritten for FHLMC .............................       (494)     (4,673)
   Gains on loans sold to FHLMC .............................         (4)         (5)
   Provision for loan losses ................................          4         100
   Investment securities (gains) losses, net ................          1          (4)
   Depreciation .............................................        347         282
   Amortization of premiums and accretion of discounts
     on loans and investment securities, net ................        120         158
  (Increase) in other assets ................................       (843)       (600)
  (Decrease) increase in other liabilities ..................        324        (525)
                                                                --------    --------
Net cash provided by operating activities ...................   $  2,399    $  2,061
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net decrease in federal funds sold .......................   $  3,723    $ 16,200
   Proceeds from maturities of investment securities ........     10,495      12,635
   Proceeds from sales of investment securities .............      6,426       1,505
   Purchases of investment securities .......................    (18,640)    (22,337)
   Net (increase) in loans ..................................    (19,168)     (6,653)
   Purchases of bank premises and equipment .................     (1,492)       (220)
                                                                --------    --------
   Net cash (used in) investing activities ..................   $(18,656)   $  1,130
                                                                --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in noninterest bearing deposits ..   $ (5,717)   $  2,371
   Net increase (decrease) in interest bearing deposits .....      7,160      (2,032)
   Net increase (decrease) in securities sold under
     agreements to repurchase ...............................        114      (1,023)
   Net increase in other borrowings .........................     12,723       1,683
   Cash dividends paid ......................................       (998)       (778)
   Reissuance of treasury stock .............................        525         256
   Purchases of common stock for the treasury ...............       (161)       (396)
                                                                --------    --------
   Net cash provided by financing activities ................   $ 13,646    $     81
                                                                --------    --------

   Net increase in cash and due from banks ..................     (2,611)      3,272

Cash and due from banks:
   Beginning ................................................   $ 14,914    $ 10,963
                                                                --------    --------
   Ending ...................................................   $ 12,303    $ 14,235
                                                                ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash payments for:
        Interest ............................................    $  7,595    $  7,303
        Income taxes ........................................    $    811    $  1,310


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

   Premiums and discounts are recognized in interest income using the interest method over the period to maturity. There were no investments held to maturity or for trading purposes as of September 30, 1997.

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

Note 2.  Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 6,000,000 shares and 500,000 shares, respectively. Earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding for the respective period. The weighted average number of shares of common stock and common stock equivalents outstanding for the third quarter and year-to-date through September 30, 1997 was 1,796,000 and 1,796,330, respectively. Fully diluted earnings per share are not shown as the dilutive effect of common stock equivalents was less than three percent.

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

In June 1997, the FASB issued Statement #130, "Reporting Comprehensive Income," and Statement #131, "Disclosures About Segments of an Enterprise and Related Information." Statement #130 establishes standards for reporting comprehensive income in financial statements. Statement #131 expands certain reporting and disclosure requirements for segments from current standards. The Statements are effective for fiscal years beginning after December 15, 1997 and the Company does not expect the adoption of these new standards to result in material changes to previously reported amounts or disclosures.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Discussion and Analysis of Financial Condition

The Company's total assets at September 30, 1997, were $296,879,000. Muscatine's total assets were $208,955,000 which reflects an $15,417,000 (8.0%) increase from December 31, 1996, total assets. Fairfield's total assets were $85,139,000 at September 30, 1997, which is an increase of $1,043,000 (1.2%) when compared to December 31, 1996, total assets. Total consolidated assets increased $16,418,000 (5.9%) during the first nine months of 1997.

Net loans totaled $202,602,000 at September 30, 1997. Net loans at Muscatine increased by $19,425,000 (15.4%) during the first nine months. Net loans decreased at Fairfield by $261,000 (0.5%) during the first nine months. Consolidated net loans increased by $19,164,000 (10.4%) year-to-date with approximately $11 million of the increase occurring during the third quarter.

Total available for sale securities increased $1.6 million during the first nine months of 1997 and federal funds sold decreased $3.7 million. The Banks continue to emphasize purchase of securities with maturities of five years and less as such purchases offer reasonable yields with very little credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities have been purchased in order to enhance overall portfolio yield without significantly increasing risk. At September 30, 1997, less than 20% of investment securities mature in more than five years and less than 5% mature in more than ten years. Securities totaling $6.4 million have been sold during the year, generating net losses of $1,000.

Total deposits at September 30, 1997, were $239,795,000. Deposits at Muscatine increased 1.5% from the prior year end. Fairfield's total deposits decreased approximately 1.4% during the same period. This represents a combined deposit increase of $1.4 million (.6%) for the Company during the first nine months of 1997. Additionally, securities sold under agreements to repurchase totaled $5.6 million. Intermediate and long term advances borrowed from the Federal Home Loan Bank totaled $20.4 million at quarter end, a $12.9 million increase from year-end 1996.

Results of Operations

Consolidated net income was $735,000, or $.41 per share, for the third quarter of 1997, compared to $883,000 and $.50 per share for the same period last year. Contributing to the net income reduction were expenses, after income tax effects, of approximately $100,000 related to a problem loan which management believes will be partially or wholly recovered in a future year.

Net income for the nine months ended September 30, 1997 was $2,446,000 compared to $2,650,000 in 1996, a 7.7% decrease. The net income for 1996 included $150,000 of nonrecurring income primarily from recovery of interest on two loans which had been on nonaccrual of interest status for quite some time. These loans were paid off and our position in certain leases were sold during the second quarter of 1996 resulting in the aforementioned $150,000 additional income. Excluding this $150,000 of income and including the $100,000 discussed above, 1997 earnings to date were $46,000 or two percent higher than 1996.

The Company has been able to expand the dollars of net interest margin, as compared to the prior year-to-date figures by actively managing asset quality, growth of the loan portfolio, and rates paid on assets and liabilities. Management has expressed concern for several quarters, however, as to the ability to continue increasing the net interest margin each successive quarter. The increased usage of wholesale funding sources, while mitigating intermediate and long-term interest rate risk, increases interest expense. As a result, margins are put under pressure with the goal of increasing volume sufficiently to more than offset the margin reduction, thus, improving earnings over time.

Provisions for loan losses were $4,000 for the nine months ended September 30, 1997, which is $96,000 less than the same period in 1996. Net loan charge-offs totaled $161,000 compared to net recoveries of $328,000 for the first nine months of 1996.

Nonaccrual loans rose during the past twelve months totaling $1,241,000 at September 30, 1997; $339,000 more than at September 30, 1996. Other real estate owned totaled only $24,000, and loans past due 90 days or more and still accruing totaled $427,000. The reserve for loan losses of $2,647,000 represents 1.3% of net loans and 156% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

The efficiency ratio, defined as noninterest expense as a percent of net interest income plus noninterest income, was 60.8% for the first nine months of 1997 compared to 56.2% for all of 1996. This increase is due in large measure to the following expenditures thus far in 1997: opening a new full-service branch in Fairfield, Iowa; opening a full-service branch inside a new Wal-Mart Superstore in Muscatine, Iowa; upgrading computer hardware, software, networks and training; and opening a new branch facility with drive-through service in downtown Muscatine, Iowa. These costs were incurred to maintain and enhance the competitiveness of the organizations service and product delivery system now as well as in the future. However, such decisions increase overhead expenses in the near term which results in a less favorable efficiency ratio.

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

                                                         Repricing Maturities at September 30, 1997
                                                 -----------------------------------------------------------
                                                 Less Than       1-5      More Than  Noninterest
                                                  One Year      Years      5 Years     Bearing       Total
                                                 ---------    ---------   ---------  -----------   ---------
Assets:
  Loans ......................................   $  83,555    $  82,620   $  37,833   $   1,241    $ 205,249
  Investment securities ......................      19,067       33,156      16,989          10       69,222
  Other earning assets .......................       3,540           --          --          --        3,540
  Nonearning assets ..........................          --           --          --      18,868       18,868
                                                 ---------    ---------   ---------   ---------    ---------
     Total assets ............................   $ 106,162    $ 115,776   $  54,822   $  20,119    $ 296,879
                                                 =========    =========   =========   =========    =========
Liabilities and Equity:
   Deposits ..................................   $ 151,632    $  50,436   $      --   $  37,728    $ 239,795
   Other purchased funds .....................       7,344        8,863      11,500          --       27,707
   Other liabilities .........................          --           --          --       2,121            2
Equity .......................................          --           --          --      27,256       27,256
                                                 ---------    ---------   ---------   ---------    ---------
      Total liabilities and equity ...........   $ 158,976    $  59,299   $  11,500   $  67,105    $ 296,879
                                                 =========    =========   =========   =========    =========

Repricing gap ................................   $ (52,814)   $  56,478   $  43,322   $ (46,986)   $      --
                                                 =========    =========   =========   =========    =========

Cumulative repricing gap .....................   $ (52,814)   $   3,664   $  46,986   $      --    $      --
                                                 =========    =========   =========   =========    =========

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At September 30, 1997, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range by $52.8 million and, thus, the Company is positioned to benefit from a decline in interest rates within the next year.

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at September 30, 1997, were $239,795,000 or 81% of total liabilities and equity.

Securities available for sale with a cost totaling $68,752,000 at quarter-end included net unrealized gains of $470,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by Management.

Capital

Stockholders' equity increased $2,058,000 during the nine months ended September 30, 1997.

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

A comparison of the Company's capital as of September 30, 1997 with the minimum requirements is presented below.

                                                             Minimum
                                             Actual        Requirements
                                             ------        ------------

Tier 1 risk-based capital                    12.75%           4.00%
Total risk-based capital                     14.00%           8.00%
Tier 1 leverage ratio                         9.09%           3.00%

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

At its meeting on June 15, 1989, the Company's Board of Directors authorized a stock repurchase program, to repurchase up to 10 percent of the Company's shares. Through September 30, 1997, approximately 21,000 shares of common stock had been purchased under the program, net of sales to the Company's Employee Stock Ownership Plan and shares issued pursuant to the Company's stock option plan. The Company expects to continue repurchase of its common stock from time to time under the repurchase program. It is anticipated, however, that all treasury stock purchased to date will have been used for the above described purposes by year end 1997.

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

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                                OTHER INFORMATION



ITEM 6.  Exhibits and reports on Form 8-K.


         Reports on Form 8-K.      No Form 8-K has been  filed for
                                   the quarter ended September 30, 1997.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                             IOWA FIRST BANCSHARES CORP.

                                 (Registrant)


November 10, 1997            /s/ George A. Shepley
-----------------            -------------------------------
Date                         George A. Shepley, Chairman of
                             the Board and Chief Executive Officer






November 10, 1997            /s/ Kim K. Bartling
-----------------            -------------------------------
Date                         Kim K. Bartling, Executive Vice
                             President, Chief Operating
                             Officer & Treasurer