Form 10-K
period 1997-12-31
IOWA FIRST BANCSHARES CORP
filed 1998-03-31
CIK 740155

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1997 or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
    For the transition period from__________ to __________.

    Commission file number   2-89283

                           IOWA FIRST BANCSHARES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             An Iowa Corporation                             42-1211285
---------------------------------------------     ------------------------------
(State or other jurisdiction of organization)     (I.R.S. Employer incorporation
                                                       or Identification No.)

300 East Second Street, Muscatine, Iowa                        52761
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code   (319) 263-4221
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1998, was $40,983,275. As of February 28, 1998, 1,827,029 shares of the Registrant's common stock were outstanding.

Documents incorporated by reference:

Portions of the registrant's 1997 Annual Report are incorporated in Parts I and II of this Form 10-K. Portions of the registrant's Proxy Statement dated March 20, 1998 are incorporated in Part III of this Form 10-K.

The Exhibit Index is located on page 11.

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

On a full-time equivalent basis, year-end employment for the Company and its subsidiary banks totaled 118 employees.

First National Bank of Muscatine has a total of five locations in Muscatine, Iowa. The First National Bank in Fairfield has two locations in Fairfield, Iowa. Each bank is engaged in the general commercial banking business and provides full service banking to individuals and businesses, including checking and savings accounts, commercial loans, consumer loans, real estate loans, safe deposit facilities, transmitting of funds, trust services, and such other banking services as are usual and customary for commercial banks.

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

Statistical information called for by this Item is contained in the Company's 1997 Annual Report to Shareholders which is incorporated by reference (pages 38
- 50 of this Form 10-K).

ITEM 2. PROPERTIES.

Since the Company commenced business, its principal executive office has been located at 300 East Second Street, Muscatine, Iowa, which is the principal office of First National Bank of Muscatine, a national banking association and a wholly owned subsidiary of the Company.

First National Bank of Muscatine conducts its operations from five facilities located in Muscatine. The main bank is located at 300 East Second Street and is a modern brick and steel building completed in 1979 containing 36,000 square feet of floor space on three floors. The bank owns both the building and the underlying real estate. All administrative functions of the bank are conducted at its main offices. Portions of the building are leased to commercial tenants. During 1997, a branch was opened inside the new Wal-Mart Supercenter located on highway 61 at Muscatine. This branch and the Wal-Mart Supercenter were the first of their kind in Iowa. The bank operates this branch under a five year lease agreement with Wal-Mart, with two five year renewal options. Additionally, another new branch facility, which includes drive-through banking services and is located across the alley from the main Muscatine banking headquarters, was completed in the fall of 1997. This branch replaced a previous downtown branch. The bank owns this facility and the underlying real estate.

Two locations, in addition to the new Wal-Mart branch, provide banking services outside the Muscatine downtown area. The office at the Muscatine Mall is approximately two miles northeast of the main bank. The facility contains 2,304 square feet of floor space in a one-story concrete and steel building. The facility offers a walk-in lobby and night depository. The three-lane drive-up facility of this branch is located approximately 500 feet west of the branch at the parking lot of the mall. The building, drive-up facilities and real estate are leased from Aetna Life Insurance Company. The terms of the lease provide for monthly payments of $2,304 during the current 5-year term of the lease. This lease expires on May 31, 1999.

The bank's southside office at 608 Grandview Avenue is located two miles southwest of the main bank. The office contains 3,600 square feet of floor space and is located in a one-story steel frame concrete block building. The facility offers a walk-in lobby and three drive-up lanes. The building and underlying real estate are owned by the bank. Portions of the building are leased to commercial tenants.

First National Bank in Fairfield conducts its operations from a modern brick and steel building completed in 1968 containing 8,200 square feet of floor space on two floors. The bank owns both the building and the underlying real estate. Portions of the building are leased to commercial tenants. A three-lane drive-up facility is located at the main bank. In the spring of 1997, a new branch facility was opened at Fairfield, Iowa. The building, which is located in a high traffic area in front of the local Wal-Mart store on highway 34, contains several private offices for lending staff and management as well as teller and deposit services, including several drive-through lanes.

The Company's facilities are well maintained and are suitable for the Company's business operations.

ITEM 3. LEGAL PROCEEDINGS.

The Company has no pending legal proceedings which are material.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                 PART I, TABLE I
                      EXECUTIVE OFFICERS OF THE REGISTRANT

                               Family                                         Position        Business Experience
Name                 Age     Relationship     Position                       Held Since       During Past Five Years
-----------------    ---     ------------     --------------------------     ----------       --------------------------------------
George A. Shepley     75        None          Chairman of the Board             1983          President of the Company,
                                              Chief Executive Officer           1983          January 1989 to 1996;
                                              Director                          1983          Chairman of the Board,
                                                                                              Chief Executive Officer
                                                                                              of the Company, 1983 to present;
                                                                                              Chairman of the Board, 1987 to
                                                                                              present; President, 1963 to
                                                                                              January 1989, First National Bank of
                                                                                              Muscatine; Chairman of the Board,
                                                                                              1986 to present, First National
                                                                                              Bank in Fairfield.

Kim K. Bartling       40        None         Executive Vice President           1996          Executive Vice President,
                                             Chief Operating Officer            1996          Chief Operating Officer
                                             Treasurer                          1988          and Treasurer of the
                                             Director                           1994          Company, December 1996 to present;
                                                                                              Senior Vice President, Chief
                                                                                              Financial Officer and Treasurer
                                                                                              of the Company, April 1988 to
                                                                                              December 1996; Director
                                                                                              First National Bank of
                                                                                              Muscatine, 1989 to present;
                                                                                              Executive Vice President and
                                                                                              Chief Financial Officer, First
                                                                                              National Bank of Muscatine, 1996 to
                                                                                              present; Senior Vice President/Chief
                                                                                              Financial Officer, First National
                                                                                              Bank of Muscatine, 1987 to
                                                                                              1996;  Director First National
                                                                                              Bank in Fairfield, 1990 to present.

Patricia R.           50        None         Secretary                          1986          Corporate Secretary of
Thirtyacre                                                                                    the Company, October 1986 to present.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

The brokerage firms of Piper Jaffray Inc., and Howe Barnes Investments, Inc. make a market for the Company's common stock.

High and low common stock prices and dividends for the last two years were:

1997 by                                                                 Dividend
Quarters                                  High            Low          Per Share
---------------------------------      ---------       ---------       ---------

First ...........................      $   25.50       $   20.50       $   0.19
Second ..........................          27.50           25.50           0.19
Third ...........................          27.50           27.50           0.19
Fourth ..........................          30.00           27.00           0.19


Total Dividend Paid .............                                     $    0.76

1996 by
Quarters
---------------------------------

First ...........................      $   16.67       $   16.50       $   0.14
Second ..........................          16.92           16.67           0.15
Third ...........................          16.25           16.25           0.16
Fourth ..........................          20.00           16.25           0.18


Total Dividend Paid .............                                         $0.63

The above quotations were furnished by the brokerage firms that serve as market makers for the Company's stock, or as of each year-end, an independent appraisal of the stock if higher. The quotations represent prices between dealers and do not include retail markup, markdown, or commissions.

Future dividends are dependent on future earnings, regulatory restrictions (see Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 38 - 50 of this Form 10-K; and Note 7 to the Company's Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders which is incorporated by reference, pages 29 - 30 of this Form 10-K), capital requirements, and the Company's financial condition.

As of February 28, 1998, the Company had approximately 425 shareholders of its outstanding class of common stock. The Iowa First Bancshares Corp. Employee Stock Ownership Plan with 401(k) Provisions is considered one shareholder as all shares owned by this plan are voted by the trustees of said plan unless the vote in question encompasses approval or disapproval of any corporate merger, consolidation, dissolution, or similar transaction.

ITEM 6. SELECTED FINANCIAL DATA.

The information called for by this Item is contained in the Company's 1997 Annual Report to Shareholders which is incorporated by reference (page 37 of this Form 10-K).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information called for by this Item is contained in the Company's 1997 Annual Report to Shareholders which is incorporated by reference (pages 38 - 50 of this Form 10-K).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information called for by this Item is contained in the Company's 1997 Annual Report to Shareholders which is incorporated by reference (pages 18 - 37 of this Form 10-K).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item is contained in the Company's 1997 Proxy Statement which is incorporated by reference (page 54 of this Form 10-K).

Director Compensation

The annual retainer that each outside Director of the Company received in 1997 was $5,300. The Company paid $100 for attendance at each committee meeting and special Board of Directors meeting. During 1997, each Director of the Company served as Director and member of committees for subsidiary boards and committees, with the exception of Mr. Carver who served only as a Director of the Company. The annual retainer fee paid to each outside subsidiary Director was $4,000, plus $50 to $150 for attendance at each committee meeting. Executive officers who also serve on the Board of Directors do not receive such retainer or committee fees.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item is contained in the Company's 1997 Proxy Statement which is incorporated by reference (pages 55 - 57 of this Form 10-K).

ITEM 12. SECURITY OWNERHSIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information called for by this Item is contained in the Company's 1997 Proxy Statement which is incorporated by reference (pages 53 and 54 of this Form 10-K).

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) Documents Filed with This Report:

             (1) Financial Statements. The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference from the 1997 Annual Report to Shareholders of the Company:

                                                                           Page

                  Consolidated  balance  sheets -- dated  December  31,
                    1997 and 1996.

                  Consolidated  statements of income -- years ended
                    December 31, 1997, 1996, and 1995.

                  Consolidated statements of stockholders' equity --
                    years ended December 31, 1997, 1996, and 1995.

                  Consolidated  statements of cash flows - years ended
                    December 31, 1997, 1996, and 1995.

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

         (c) Exhibits. The following exhibits are attached pursuant to Item 601 of Regulation S-K:

             (13)   Registrant's 1997 Annual Report to Shareholders
             (20) Registrant's Proxy Statement dated March 20, 1998 (27.1) Financial Data Schedule
             (27.2) Restated Financial Data Schedule
             (27.3) Restated Financial Data Schedule

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

Date:  March 13, 1998                                     /s/ George A. Shepley
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

     Signature                      Title                              Date
----------------------      ------------------------------         -------------

/s/ George A. Shepley       Chairman of the Board,                 March 13,1998
George A. Shepley           Chief Executive Officer,
                            and Director (Principal
                            Executive Officer)

/s/ Kim K. Bartling         Executive Vice President,             March 13, 1998
----------------------      Chief Operating Officer
Kim K. Bartling             Treasurer and Director
                            (Principal Financial and
                            Accounting Officer)


/s/ Roy J. Carver, Jr.      Director                              March 13, 1998
----------------------
Roy J. Carver, Jr.

/s/ Larry L. Emmert         Director                              March 13, 1998
----------------------
Larry L. Emmert

/s/ Craig R. Foss           Director                              March 13, 1998
----------------------
Craig R. Foss

/s/ Donald R. Heckman       Director                              March 13, 1998
----------------------
Donald R. Heckman

/s/ Dean H. Holst           Director                              March 13, 1998
----------------------
Dean H. Holst

/s/ D. Scott Ingstad        Director                              March 13, 1998
----------------------
D. Scott Ingstad

/s/ Victor G. McAvoy        Director                              March 13, 1998
----------------------
Victor G. McAvoy

/s/ Carl J. Spaeth          Director                              March 13, 1998
----------------------
Carl J. Spaeth

/s/ Beverly J. White        Director                              March 13, 1998
----------------------
Beverly J. White

                       ITEM 14 (a) (3) - INDEX OF EXHIBITS



         Exhibit                                                     Page
-----------------------------------------------     --------------------------------------------
(3)   Articles of Incorporation, as amended         Incorporated by reference to Exhibit
                                                    (3) to the registrant's Annual Report
                                                    on Form 10-K for the fiscal year ended
                                                    December 31, 1996.


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

(10c) Incentive Stock Option and                    Incorporated by reference to
      Nonstatutory Stock Option Plan                Exhibit 99 to the registrant's
                                                    Annual Report on Form 10-K
                                                    for the fiscal year ended
                                                    December 31, 1993.


(13)  Registrant's 1997 Annual Report to
      Shareholders

(20)  Registrant's Proxy Statement Dated
      March 20, 1998

(21)  Subsidiaries of Registrant                    Incorporated by reference to Exhibit 21
                                                    to the registrant's Annual Report on Form 10-K
                                                    for the fiscal year ended December 31, 1995.

(27.1) Financial Data Schedule

(27.2) Restated Financial Data Schedule

(27.3) Restated Financial Data Schedule
