Form 10-Q
period 1998-03-31
IOWA FIRST BANCSHARES CORP
filed 1998-05-15
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549


                                    FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended March 31, 1998

                                       OR

____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934.

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO _____

At March 31, 1998 there were 1,827,129 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q







                                                                        PAGE NO.

PART 1    Financial Information

         Item 1.   Financial Statements

                     Consolidated Condensed Balance Sheets,
                     March 31, 1998 and December 31, 1997

                     Consolidated Condensed Statements of
                     Operations, Three Months Ended
                     March 31, 1998 and 1997

                     Consolidated Condensed Statements of
                     Cash Flows, Three Months Ended
                     March 31, 1998 and 1997

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

         Item 4.   Submission of Matters to a Vote of
                     Security Holders


         Item 6.   Exhibits and Reports on Form 8-K


Signatures

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                  March 31,  December 31,
                                                                     1998      1997
                                                                  -------------------
               ASSETS

Cash and due from banks .......................................   $ 12,852   $ 12,726

Investment securities available for sale (cost March 31, ......     61,893     65,496
  1998, $61,142; December 31, 1997, $64,758)

Federal funds sold and securities
   purchased under resale agreements ..........................     21,980      9,795

Loans, net of allowance for possible loan
   losses March 31, 1998, $2,616;
   December 31, 1997, $2,604 ..................................    219,976    208,683

Bank premises and equipment, net ..............................      5,962      6,055

Other assets ..................................................      3,268      3,028
                                                                 --------------------

   TOTAL ASSETS ...............................................   $325,931   $305,783
                                                                  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
            LIABILITIES

Noninterest bearing deposits ..................................   $ 36,309   $ 38,212
Interest bearing deposits .....................................    218,001    204,570
                                                                  -------------------
   TOTAL DEPOSITS .............................................   $254,310   $242,782
Securities sold under agreements to
   repurchase .................................................      5,379      4,259
Federal Home Loan Bank advances ...............................     33,335     26,468
Treasury tax and loan open note ...............................      1,634      1,456
Other liabilities .............................................      2,342      2,193
                                                                  -------------------

   TOTAL LIABILITIES ..........................................   $297,000   $277,158
                                                                  -------------------

STOCKHOLDERS' EQUITY
Common Stock ..................................................   $    200   $    200
Surplus .......................................................      4,440      4,440
Retained earnings .............................................     23,978     23,522
                                                                  -------------------
                                                                  $ 28,618   $ 28,162
Accumulated other comprehensive income, unrealized gains
  (losses) on securities available for sale, net ..............        471        463
Less net cost of common shares acquired for the treasury ......        158         --
                                                                  -------------------
   TOTAL STOCKHOLDERS' EQUITY .................................   $ 28,931   $ 28,625
                                                                  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................   $325,931   $305,783
                                                                  ===================

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                      (In Thousands, Except Per Share Data)
                                   (Unaudited)


                                                  Three Months Ended
                                                      March 31,
                                                  ------------------
                                                    1998     1997
                                                   ---------------

INTEREST INCOME:
   Interest and fees on loans ..................   $4,425   $3,913
   Interest on investment securities ...........      920      973
   Interest on federal funds sold and securities
     purchased under resale agreements .........      226       96
                                                   ---------------

   Total interest income .......................   $5,571   $4,982
                                                   ---------------

INTEREST EXPENSE:
   Interest on deposits ........................   $2,340   $2,137
   Interest on repurchase agreements and other
     borrowings ................................      559      246
                                                   ---------------

   Total interest expense ......................   $2,899   $2,383
                                                   ---------------

   Net interest income .........................   $2,672   $2,599

Provision for loan losses ......................       18        3
                                                   ---------------

   Net interest income after provision for
      loan losses ..............................   $2,654   $2,596

Investment securities gains (losses) ...........        4       11
Other income ...................................      412      394
Other expense ..................................    1,833    1,721
                                                   ---------------

   Income before income taxes ..................   $1,237   $1,280
Applicable income taxes ........................      397      406
                                                   ---------------
Net income .....................................   $  840   $  874
                                                   ===============

Net income per common share:
   Basic .......................................   $ 0.46   $ 0.50
                                                   ===============

   Diluted .....................................   $ 0.46   $ 0.49
                                                   ===============


Dividends declared per common share ............   $ 0.21   $ 0.19
                                                   ===============

Comprehensive income ...........................   $  848   $  696
                                                   ===============

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 1998 and 1997
                                 (In Thousands)

                                                                  1998        1997
                                                                --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..................................................   $    840    $    874
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Proceeds from  FHLMC .....................................         88          --
   Loans underwritten for FHLMC .............................        (87)         --
   Gains on loans sold to FHLMC .............................         (1)         --
   Provision for loan losses ................................         18           3
   Investment securities (gains) losses, net ................         (4)        (11)
   Depreciation .............................................        154          92
   Amortization of premiums and accretion of discounts
     on loans and investment securities, net ................         30          49
  (Increase) decrease in other assets .......................       (240)       (123)
   Increase in other liabilities ............................        146        (217)
                                                                --------------------
Net cash provided by operating activities ...................   $    944    $    667
                                                                --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) in federal funds sold .....................   $(12,185)   $ (4,867)
   Proceeds from maturities of investment securities ........      5,253       4,182
   Proceeds from sales of investment securities .............        453       1,669
   Purchases of investment securities .......................     (2,129)     (6,548)
   Net (increase) in loans ..................................    (11,311)     (3,321)
   Purchases of bank premises and equipment .................        (61)       (302)
                                                                --------------------
   Net cash (used in) investing activities ..................   $(19,980)   $ (9,187)
                                                                --------------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) in noninterest bearing deposits ...........   $ (1,903)   $ (8,895)
   Net increase in interest bearing deposits ................     13,431      11,445
   Net increase (decrease) in securities sold under
     agreements to repurchase ...............................      1,120      (1,949)
   Net increase in other borrowings .........................      7,045       5,553
   Cash dividends paid ......................................       (374)       (331)
   Reissuance of treasury stock .............................          3         263
   Purchases of common stock for the treasury ...............       (160)       (136)
                                                                --------------------
   Net cash provided by financing activities ................   $ 19,162    $  5,950
                                                                --------------------

   Net increase in cash and due from banks ..................        126      (2,570)

Cash and due from banks:
   Beginning ................................................   $ 12,726    $ 14,914
                                                                --------------------

   Ending ...................................................   $ 12,852    $ 12,344
                                                                ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest ................................................   $  2,873    $  2,355
    Income taxes ............................................   $     --    $     --

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

Iowa First Bancshares Corp. (the "Company") is a bank holding company providing bank and bank related services through its subsidiaries.

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

    Premiums and discounts are recognized in interest income using the interest method over the period to maturity. There were no investments held to maturity or for trading purposes at quarter-end.

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


Note 2.  Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 6,000,000 shares and 500,000 shares, respectively. Basic earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Dilutive earnings per share is arrived at by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period. The average number of shares of common stock outstanding for the first three months of 1998 was 1,828,182.


Note 3.  Subsequent Events

On May 4, 1998, the Company entered into a signed agreement to purchase shares representing approximately 16.5% of the previously outstanding common stock of the Company. These shares will be purchased from a director of Iowa First Bancshares Corp. as well as various companies controlled or influenced by him, his family, his business associates and charities. The purchase of these shares was approved by the required regulators. The majority of the purchase price of approximately $10,600,000 will be funded by debt financing in May 1998. The Company anticipates only about 50% of the purchase price being borrowed for more than one year.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Discussion and Analysis of Financial Condition


The Company's total assets at March 31, 1998, were $325,931,000. Muscatine's total assets were $234,808,000 which reflects a $19,703,000 (9.2%) increase from December 31, 1997, total assets. Fairfield's total assets were $88,227,000 at March 31, 1998, which is an increase of $695,000 (0.8%) when compared to December 31, 1997, total assets. Total consolidated assets increased by 6.6% during the first three months of 1998.

Net loans totaled $219,976,000 at March 31, 1998. Net loans at Muscatine increased by $11,054,000 (7.3%) during the first three months. Net loans increased at Fairfield by $239,000 (0.4%) during the first three months. Consolidated net loans increased by $11,293,000 (5.4%) year-to-date.

Total available for sale securities decreased $3,603,000 during the first three months of 1998 while federal funds sold increased $12.2 million. The Banks emphasize purchase of securities with maturities of five years and less as such purchases offer reasonable yields with very little credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities have been purchased in order to enhance overall portfolio yield without significantly increasing risk. At March 31, 1998, less than 30% of investment securities mature in more than five years and less than 10% mature in more than ten years. Securities totaling approximately $450,000 have been sold during the year, generating net gains of $4,000.

Total deposits at March 31, 1998, were $254,310,000. Deposits at Muscatine increased $11,861,000 from the prior year end. Fairfield's total deposits decreased $345,000 during the same period. This represents a combined deposit increase of $11.5 million (4.7%) for the Company during the first three months of 1998. Additionally, securities sold under agreements to repurchase increased $1.1 million and advances borrowed from the Federal Home Loan Bank increased $6.9 million to total $33.3 million at quarter end.

Results of Operations

Consolidated net income was $840,000, or $.46 per share, for the first quarter of 1998. This was $34,000 or 3.9% less than the same period last year, but approximately 8% greater than budgeted. The primary reasons for the decline in net income were the costs associated with opening two new branches and replacing another branch. Also, significant resources were devoted to expanding and enhancing our sales culture as well as installing and training personnel to operate new item processing equipment, a new local area network computer system and other computer hardware and software.

The Company has been able to expand net interest income, as compared to the prior year by actively managing asset quality, growth of the loan portfolio, and rates paid on assets and liabilities. Management has expressed concern for several quarters, however, as to the ability to continue increasing net interest income each successive quarter. The increased usage of wholesale funding sources, while mitigating intermediate and long-term interest rate risk, increases interest expense. As a result, margins are put under pressure with the goal of increasing volume sufficiently to more than offset the margin reduction, thus, improving earnings over time.

Provisions for loan losses were $18,000 for the three months ended March 31, 1998, this was $15,000 more than the first quarter of 1997. Net loan charge-offs totaled $7,000 compared to net recoveries of $14,000 for the first quarter of 1997.

Nonaccrual loans totaled $1,297,000 at March 31, 1998, $146,000 less than the end of the first quarter in 1997. Other real estate owned totaled $9,000, and loans past due 90 days or more and still accruing totaled $839,000. The reserve for loan losses of $2,616,000 represents 1.2% of net loans and 122% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

The efficiency ratio, defined as noninterest expense as a percent of net interest income plus noninterest income, was 59.4% for the first three months of 1998 compared to 61.1% for all of 1997.

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

The following table shows the interest rate sensitivity position at several repricing intervals (dollar amounts in thousands):

                                                       Repricing Maturities at March 31, 1998
                                               -----------------------------------------------------------
                                               Less Than       1-5      More Than  Noninterest
                                                One Year      Years      5 Years     Bearing       Total
                                               -----------------------------------------------------------

Assets:
  Loans ....................................   $  78,361    $  84,038   $  58,896   $   1,297   $  222,592
  Investment securities ....................      14,605       29,662      17,616          10       61,893
  Other earning assets .....................      22,069           --          --          --       22,069
  Nonearning assets ........................          --           --          --      19,377       19,377
                                               -----------------------------------------------------------

     Total assets ..........................   $ 115,035    $ 113,700   $  76,512   $  20,684   $  325,931
                                               ===========================================================

Liabilities and Equity:
  Deposits .................................   $ 164,260    $  53,741   $      --   %  36,309   $  254,310
  Other purchased funds ....................       8,013       28,335       4,000          --       40,348
  Other liabilities ........................          --           --          --       2,342        2,342
    Equity .................................          --           --          --      28,931       28,931
                                               -----------------------------------------------------------

      Total liabilities and equity .........   $ 172,273    $  82,076   $   4,000   $  67,582    $ 325,931
                                               ===========================================================


Repricing gap ..............................   $ (57,238)   $  31,624   $  72,512   $(46,898)    $      --
Cumulative repricing gap ...................   $ (57,238)   $ (25,614)  $  46,898   $     --     $      --

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At March 31, 1998, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range by $57.2 million and, thus, the Company is positioned to benefit from a decline in interest rates within the next year.

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at March 31, 1998, were $254,310,000 or 78% of total liabilities and equity.

Securities available for sale with a cost totaling $61,142,000 at quarter-end included net unrealized gains of $751,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by Management.

Capital

Stockholders' equity increased $306,000 during the three months ended March 31, 1998.

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

A comparison of the Company's capital as of March 31, 1998 with the minimum requirements is presented below.

                                                                  Minimum
                                                   Actual       Requirements
                                                   -------------------------

Tier 1 risk-based capital ...........              12.66%           4.00%
Total risk-based capital ............              13.85%           8.00%
Tier 1 leverage ratio ...............               8.95%           3.00%

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

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                                OTHER INFORMATION



ITEM 4.   Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of the Company held at its offices on April 16, 1998, the shareholders elected the following individuals to the Board of Directors for three year terms:

                                Votes in Favor          Votes Against
                                --------------          -------------

Roy J. Carver, Jr ........         1,323,839               86,193
Dean H. Holst ............         1,323,299               86,733
Dr. Victor G. McAvoy .....         1,323,389               86,643



ITEM 6.  Exhibits and reports on Form 8-K.


         Reports on Form 8-K.      No Form 8-K has been  filed for
                                   the quarter ended March 31, 1998.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             IOWA FIRST BANCSHARES CORP.

                                 (Registrant)


May 11, 1998                 /s/ George A. Shepley
----------------             -------------------------------
Date                         George A. Shepley, Chairman of
                             the Board and Chief Executive Officer





May 11, 1998                 /s/ Kim K. Bartling
----------------             -------------------------------
Date                         Kim K. Bartling, Executive Vice
                             President, Chief Operating
                             Officer & Treasurer