Form 10-Q
period 1998-06-30
IOWA FIRST BANCSHARES CORP
filed 1998-08-12
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549


                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

   For the quarterly period ended June 30, 1998

                              OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
   OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_____

At June 30, 1998 there were 1,524,330 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q







                                                                        PAGE NO.

PART 1   Financial Information

         Item 1.   Financial Statements

                   Consolidated Condensed Balance Sheets,
                   June 30, 1998 and December 31, 1997

                   Consolidated Condensed Statements of
                   Operations, Three and Six Months Ended
                   June 30, 1998 and 1997

                   Consolidated Condensed Statements of
                   Cash Flows, Six Months Ended
                   June 30, 1998 and 1997

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


PART II   Other Information

         Item 6.   Exhibits and Reports on Form 8-K

Signatures

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)


                                                             June 30,  December 31,
                                                               1998       1997
                                                             ----------------------
               ASSETS

Cash and due from banks ..................................   $ 17,684   $ 12,726

Investment securities available for sale (cost June 30, ..     61,545     65,496
  1998, $60,846; December 31, 1997, $64,758)

Federal funds sold and securities
   purchased under resale agreements .....................     12,700      9,795

Loans, net of allowance for possible loan
   losses June 30, 1998, $2,692;
   December 31, 1997, $2,604 .............................    233,628    208,683

Bank premises and equipment, net .........................      6,070      6,055

Other assets .............................................      3,587      3,028
                                                             -------------------

   TOTAL ASSETS ..........................................   $335,214   $305,783
                                                             ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
            LIABILITIES

Noninterest bearing deposits .............................   $ 39,421   $ 38,212
Interest bearing deposits ................................    214,894    204,570
                                                             -------------------
   TOTAL DEPOSITS ........................................   $254,315   $242,782
Notes Payable ............................................      7,250          0
Securities sold under agreements to
   repurchase ............................................      5,729      4,259
Federal Home Loan Bank advances ..........................     41,012     26,468
Treasury tax and loan open note ..........................      2,500      1,456
Other liabilities ........................................      2,184      2,193
Federal Funds Purchased ..................................      3,400          0
                                                             -------------------
   TOTAL LIABILITIES .....................................   $316,390   $277,158

STOCKHOLDERS' EQUITY

Common Stock .............................................   $    200   $    200
Surplus ..................................................      4,440      4,440
Retained earnings ........................................     24,497     23,522
                                                             -------------------
                                                             $ 29,137   $ 28,162
Accumulated other comprehensive income, unrealized
gains (losses) on securities available for sale, net .....        437        463
Less net cost of common shares acquired for the treasury .     10,750       --
                                                             -------------------
   TOTAL STOCKHOLDERS' EQUITY ............................   $ 18,824   $ 28,625
                                                             -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............   $335,214   $305,783
                                                             ===================

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                            Three Months Ended                 Six Months Ended
                                                                                  June 30,                         June 30,
                                                                          ------------------------         -------------------------
                                                                            1998            1997             1998            1997
                                                                          --------        --------         --------        ---------
INTEREST INCOME:
   Interest and fees on loans ....................................        $  4,731        $  4,076         $  9,156        $  7,989
   Interest on investment securities .............................             917           1,017            1,837           1,990
   Interest on federal funds sold and securities
     purchased under resale agreements ...........................             285             154              511             250
                                                                          --------        --------         --------        --------
   Total interest income .........................................        $  5,933        $  5,247         $ 11,504        $ 10,229
                                                                          --------        --------         --------        --------

INTEREST EXPENSE:
   Interest on deposits ..........................................        $  2,507        $  2,273         $  4,847        $  4,410
   Interest on repurchase agreements and
     other short-term borrowings .................................             679             319            1,238             565
   Interest on notes payable .....................................              96              --               96              --
                                                                          --------        --------         --------        --------
   Total interest expense ........................................        $  3,282        $  2,592         $  6,181        $  4,975
                                                                          --------        --------         --------        --------

   Net interest income ...........................................        $  2,651        $  2,655         $  5,323        $  5,254

Provision for possible loan losses ...............................              26               1               44               4
                                                                          --------        --------         --------        --------

   Net interest income after provision for
     possible loan losses ........................................        $  2,625        $  2,654         $  5,279        $  5,250

Investment securities gains (losses) .............................              --             (15)               4              (4)
Other income .....................................................             465             437              877             831
Other expense ....................................................           1,882           1,840            3,715           3,561
                                                                          --------        --------         --------        --------

   Income before income taxes ....................................        $  1,208        $  1,236         $  2,445        $  2,516
Applicable income taxes ..........................................             368             399              765             805
                                                                          --------        --------         --------        --------
Net income .......................................................        $    840        $    837         $  1,680        $  1,711
                                                                          ========        ========         ========        ========
Net income per common share :
  Basic ..........................................................        $   0.51        $   0.48         $   0.97        $   0.98
                                                                          ========        ========         ========        ========

  Diluted ........................................................        $   0.51        $   0.47         $   0.97        $   0.95
                                                                          ========        ========         ========        ========

Dividends declared per common share ..............................        $   0.21        $   0.19         $   0.42        $   0.38
                                                                          ========        ========         ========        ========

Comprehensive income .............................................        $    806        $  1,062         $  1,654        $  1,758
                                                                          ========        ========         ========        ========

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 For The Six Months Ended June 30, 1998 and 1997
                                 (In Thousands)

                                                                  1998        1997
                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..................................................   $  1,680    $  1,711

Adjustments to reconcile net income to net cash provided
  by operating aCtivities:
   Proceeds from  FHLMC .....................................        295          49
   Loans underwritten for FHLMC .............................       (295)        (49)
   Gains on loans sold to FHLMC .............................         --          --
   Provision for loan losses ................................         44           4
   Investment securities (gains) losses, net ................         (4)          4
   Depreciation .............................................        312         201
   Amortization of premiums and accretion of discounts
     on loans and investment securities, net ................         67          85
  (Increase) in other assets ................................       (559)       (331)
  (Decrease) increase in other liabilities ..................         (9)         73
                                                                --------    --------
Net cash provided by operating activities ...................   $  1,531    $  1,747
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in federal funds sold ............   $ (2,905)   $   (837)
   Proceeds from maturities of investment securities ........     14,254       7,388
   Proceeds from sales of investment securities .............        453       4,936
   Purchases of investment securities .......................    (10,827)    (14,109)
   Net (increase) in loans ..................................    (24,954)     (8,253)
   Purchases of bank premises and equipment .................       (327)     (1,044)
                                                                --------    --------
   Net cash (used in) investing activities ..................   $(24,306)   $(11,919)
                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in noninterest bearing deposits ..   $  1,209    $ (5,543)
   Net increase in interest bearing deposits ................     10,324       7,344
   Net increase (decrease) in securities sold under
     agreements to repurchase ...............................      1,470      (2,451)
   Net increase in other borrowings .........................     18,988      10,252
   Net increase in notes payable ............................      7,250          --
   Cash dividends paid ......................................       (758)       (664)
   Reissuance of treasury stock .............................         --         280
   Purchases of common stock for the treasury ...............    (10,750)       (161)
                                                                --------    --------
   Net cash provided by financing activities ................   $ 27,733    $  9,057
                                                                --------    --------

   Net increase in cash and due from banks ..................      4,958      (1,115)

Cash and due from banks:
   Beginning ................................................     12,726      14,914
                                                                --------    --------
   Ending ...................................................   $ 17,684    $ 13,799
                                                                ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
     Interest ...............................................   $  6,167    $  4,947

     Income taxes ...........................................   $    628    $    566

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                        Three Months Ended       Nine Months Ended
                                             June 30,                 June 30,
                                        -------------------     -------------------
                                          1998       1997         1998        1997
                                        -------------------     -------------------
Numerator income applicable to
  common shares                         $   840   $     837     $  1,680   $  1,711
                                        ===================     ===================

Denominator:
  Basic-weighted average common
    shares outstanding                    1,637       1,755        1,732      1,748
  Dilutive effect of employee stock
    options                                  --          44           --         47
                                        -------------------     -------------------
  Dulited outstanding shares              1,637       1,799        1,732      1,795
                                        ===================     ===================

Basic earnings per share                    .51         .48          .97        .98
                                        ===================     ===================

Diluted earnings per share                  .51         .47          .97        .95
                                        ===================     ===================

Note 3.  Purchase of Treasury Shares

On May 4, 1998, the Company entered into a signed agreement to purchase shares representing approximately 16.5% of the previously outstanding common stock of the Company. These shares were purchased from a director of Iowa First Bancshares Corp. as well as various companies controlled or influenced by him, his family, his business associates and charities. The purchase of these shares was approved by the required regulators. The purchase price of approximately $10.6 million was funded from internal cash and $9.25 million of debt financing. The Company has repaid $2 million of this debt as of June 30, 1998. Of the remaining $7.25 million of debt, $1.75 million matures within one year and $5.5 million is amortized over ten years with annual principal payments and a balloon payment of the remaining balance at the end of five years.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS





Discussion and Analysis of Financial Condition


The Company's total assets at June 30, 1998, were $335,214,000. Muscatine's total assets were $242,791,000 which reflects a $27,686,000 (12.9%) increase from December 31, 1997, total assets. Fairfield's total assets were $91,290,000 at June 30, 1998, which is an increase of $3,758,000 (4.3%) when compared to December 31, 1997, total assets. Total consolidated assets increased by 9.6% during the first six months of 1998.

Net loans totaled $233,628,000 at June 30, 1998. Net loans at Muscatine increased by $21,262,000 (14.1%) during the first six months. Net loans increased at Fairfield by $3,683,000 (6.4%) during the first six months. Consolidated net loans increased by $24,945,000 (12.0%) year-to-date with slightly more than half of the increase during the second quarter.

Total available for sale securities decreased $3,951,000 during the first six months of 1998 while federal funds sold increased $2.9 million. The Banks emphasize purchase of securities with maturities of five years and less as such purchases offer reasonable yields with very little credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities have been purchased in order to enhance overall portfolio yield without significantly increasing risk. At June 30, 1998, approximately 30% of investment securities mature in more than five years and less than 10% mature in more than ten years. Securities totaling approximately $450,000 have been sold during the year, generating net gains of $4,000.

Total deposits at June 30, 1998, were $254,315,000. Deposits at Muscatine increased $13,299,000 (8.0%) from the prior year end. Fairfield's total deposits decreased $1,777,000 (2.3%) during the same period. This represents a combined deposit increase of $11.5 million (4.8%) for the Company during the first six months of 1998. Additionally, securities sold under agreements to repurchase increased $1.5 million and advances borrowed from the Federal Home Loan Bank increased $14.5 million to total $41 million at quarter end.

Results of Operations

Consolidated net income was $840,000, or $.51 per diluted share, for the second quarter of 1998, compared to $837,000 and $.47 per diluted share for the same period last year. For the first six months, net income totaled $1,680,000 or $.97 per diluted share compared to $1,711,000 and $.95 per diluted share last year. The primary reasons for the decline in year-to-date net income were the costs associated with opening two new branches and replacing another branch. Also, interest expense totaling $96,000 for the three and six months ended June 30, 1998, was incurred on debt related to the repurchase of approximately 16.5% of the outstanding common shares of the Company (see Note 3 for more information).

While net interest income has increased slightly as compared to the prior year, management has expressed concern for several quarters as to the ability to increase net interest income each successive quarter. The increased usage of wholesale funding sources, while mitigating intermediate and long-term interest rate risk, increases interest expense. The interest expense associated with the debt incurred to purchase treasury shares also adds pressure to the net interest margin. Finally, the intense competition for all types of loans does not afford the Company much pricing power when dealing with borrowers.

Provisions for loan losses were $44,000 for the six months ended June 30, 1998, this was $40,000 more than the same period in 1997. Net loan recoveries totaled $43,000 compared to net charge-offs of $67,000 for the first six months of 1997.

Nonaccrual loans totaled $862,000 at June 30, 1998; $282,000 less than the end of 1997. Other real estate owned totaled $425,000, and loans past due 90 days or more and still accruing totaled $242,000. The reserve for loan losses of $2,692,000 represents 1.2% of net loans and 176% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

The efficiency ratio, defined as noninterest expense as a percent of net interest income plus noninterest income, was 59.9% for the first six months of 1998 compared to 61.1% for all of 1997.

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At June 30, 1998, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range by approximately 15% of total assets and, thus, the Company is positioned to benefit from a decline in interest rates within the next year.

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at June 30, 1998, were $254,315,000 or 76% of total liabilities and equity.

Securities available for sale with a cost totaling $60,846,000 at quarter-end included net unrealized gains of $699,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by Management.

Capital

Stockholders' equity decreased $9,801,000 during the six months ended June 30, 1998. The main reason for this decline was the purchase of treasury stock totaling $10,750,000.

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

A comparison of the Company's capital as of June 30, 1998 with the minimum requirements is presented below.
                                                            Minimum
                                             Actual       Requirements
                                             ------       ------------

Tier 1 risk-based capital                     7.78%           4.00%
Total risk-based capital                      8.96%           8.00%
Tier 1 leverage ratio                         5.37%           4.00%

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

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                                OTHER INFORMATION





ITEM 6.  Exhibits and reports on Form 8-K.


         Reports on Form 8-K.      No Form 8-K has been  filed for
                                   the quarter ended June 30, 1998.

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


8/12/98                      /s/ George A. Shepley
----------------             -------------------------------
Date                         George A. Shepley, Chairman of
                             the Board and Chief Executive Officer


8/12/98                      /s/ Kim K. Bartling
----------------             -------------------------------
Date                         Kim K. Bartling, Executive Vice
                             President, Chief Operating
                             Officer & Treasurer