Form 10-Q
period 1998-09-30
IOWA FIRST BANCSHARES CORP
filed 1998-11-16
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549


                                    FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 1998

                              OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _______ to _______

     Commission file number 2-89283


                           IOWA FIRST BANCSHARES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      STATE  OF  IOWA                                            42-1211285
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

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

YES  X     NO_____

At September 30, 1998 there were 1,524,360 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                        PAGE NO.

PART 1   Financial Information

         Item 1.   Financial Statements

                   Consolidated Condensed Balance Sheets,
                   September 30, 1998 and December 31, 1997

                   Consolidated Condensed Statements of
                   Operations, Three and Nine Months Ended
                   September 30, 1998 and 1997

                   Consolidated Condensed Statements of
                   Cash Flows, Nine Months Ended
                   September 30, 1998 and 1997

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

PART II  Other Information

         Item 6.   Exhibits and Reports on Form 8-K


Signatures

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                            September 30, December 31,
                                                                1998         1997
                                                            --------------------------
               ASSETS

Cash and due from banks ....................................   $ 12,722   $ 12,726

Investment securities available for sale (cost September 30,     57,471     65,496
  1998, $56,261; December 31, 1997, $64,758)

Federal funds sold and securities
   purchased under resale agreements .......................      6,000      9,795

Loans, net of allowance for possible loan
   losses September 30, 1998, $2,772;
   December 31, 1997, $2,604 ...............................    247,564    208,683

Bank premises and equipment, net ...........................      5,949      6,055

Other assets ...............................................      3,994      3,028
                                                               --------   --------

   TOTAL ASSETS ............................................   $333,700   $305,783
                                                               ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
            LIABILITIES

Noninterest bearing deposits ...............................   $ 38,294   $ 38,212
Interest bearing deposits ..................................    213,645    204,570
                                                               --------   --------
   TOTAL DEPOSITS ..........................................   $251,939   $242,782
Notes payable ..............................................      7,250         --
Federal funds purchased and securities
   sold under agreements to repurchase .....................      6,302      4,259
Federal Home Loan Bank advances ............................     45,268     26,468
Treasury tax and loan open note ............................        914      1,456
Other liabilities ..........................................      2,395      2,193
                                                               --------   --------

   TOTAL LIABILITIES .......................................   $314,068   $277,158
                                                               --------   --------

STOCKHOLDERS' EQUITY

Common Stock ...............................................   $    200   $    200
Surplus ....................................................      4,439      4,440
Retained earnings ..........................................     24,982     23,522
                                                               --------   --------
                                                               $ 29,621   $ 28,162
Accumulated other comprehensive income, unrealized
  gains (losses) on securities available for sale, net .....        759        463
Less net cost of common shares acquired for the treasury ...     10,748         --
                                                               --------   --------
   TOTAL STOCKHOLDERS' EQUITY ..............................   $ 19,632   $ 28,625
                                                               --------   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................   $333,700   $305,783
                                                               ========   ========

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                   Three Months Ended     Nine Months Ended
                                                      September 30,          September 30,
                                                   -------------------   -------------------
                                                     1998       1997        1998      1997
                                                   -------------------   -------------------
INTEREST INCOME:
   Interest and fees on loans ..................   $  4,975   $  4,261   $ 14,131   $ 12,250
   Interest on investment securities ...........        848      1,023      2,685      3,013
   Interest on federal funds sold and securities
     purchased under resale agreements .........        172         64        683        314
                                                   --------   --------   --------   --------
   Total interest income .......................   $  5,995   $  5,348   $ 17,499   $ 15,577
                                                   --------   --------   --------   --------

INTEREST EXPENSE:
   Interest on deposits ........................   $  2,422   $  2,291   $  7,269   $  6,701
   Interest on repurchase agreements and
     other short-term borrowings ...............        776        392      2,014        957
   Interest on notes payable ...................        136         --        232         --
                                                   --------   --------   --------   --------
   Total interest expense ......................   $  3,334   $  2,683   $  9,515   $  7,658
                                                   --------   --------   --------   --------

   Net interest income .........................   $  2,661   $  2,665   $  7,984   $  7,919
Provision for possible loan losses .............         36         --         80          4
                                                   --------   --------   --------   --------
   Net interest income after provision for
     possible loan losses ......................   $  2,625   $  2,665   $  7,904   $  7,915

Investment securities gains (losses) ...........         15          3         19         (1)
Other income ...................................        472        428      1,349      1,259
Other expense ..................................      1,930      2,020      5,645      5,581
                                                   --------   --------   --------   --------

   Income before income taxes ..................   $  1,182   $  1,076   $  3,627   $  3,592
Applicable income taxes ........................        377        341      1,142      1,146
                                                   --------   --------   --------   --------
Net income .....................................   $    805   $    735   $  2,485   $  2,446
                                                   ========   ========   ========   ========

Net income per common share :
  Basic ........................................   $   0.53   $   0.42   $   1.50   $   1.40
                                                   ========   ========   ========   ========

  Diluted ......................................   $   0.53   $   0.41   $   1.50   $   1.36
                                                   ========   ========   ========   ========

Dividends declared per common share ............   $   0.21   $   0.19   $   0.63   $   0.57
                                                   ========   ========   ========   ========

Comprehensive income ...........................   $  1,127   $    902   $  2,781   $  2,660
                                                   ========   ========   ========   ========

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              For The Nine Months Ended September 30, 1998 and 1997
                                 (In Thousands)

                                                                  1998         1997
                                                                --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..................................................   $  2,485    $  2,446
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Proceeds from  FHLMC .....................................        205         498
   Loans underwritten for FHLMC .............................       (201)       (494)
   Gains on loans sold to FHLMC .............................         (4)         (4)
   Provision for loan losses ................................         80           4
   Investment securities (gains) losses, net ................        (19)          1
   Depreciation .............................................        472         347
   Amortization of premiums and accretion of discounts
     on loans and investment securities, net ................         99         120
  (Increase) in other assets ................................       (966)       (843)
   Increase in other liabilities ............................        588         324
                                                                --------------------
Net cash provided by operating activities ...................   $  2,739    $  2,399
                                                                --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net decrease in federal funds sold .......................   $  3,795    $  3,723
   Proceeds from maturities of investment securities ........     17,932      10,495
   Proceeds from sales of investment securities .............      2,199       6,426
   Purchases of investment securities .......................    (12,224)    (18,640)
   Net (increase) in loans ..................................    (38,961)    (19,168)
   Purchases of bank premises and equipment .................       (366)     (1,492)
                                                                --------------------
   Net cash (used in) investing activities ..................   $(27,625)   $(18,656)
                                                                --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in noninterest bearing deposits ..   $     82    $ (5,717)
   Net increase in interest bearing deposits ................      9,075       7,160
   Net increase in securities sold under agreements
      to repurchase .........................................      2,043         114
   Net increase in other borrowings .........................     18,258      12,723
   Proceeds from notes payable ..............................      9,250          --
   Payments on notes payable ................................     (2,000)         --
   Cash dividends paid ......................................     (1,078)       (998)
   Reissuance of treasury stock .............................          5         525
   Purchases of common stock for the treasury ...............    (10,753)       (161)
                                                                --------------------
   Net cash provided by financing activities ................   $ 24,882    $ 13,646
                                                                --------------------

   Net increase in cash and due from banks ..................         (4)     (2,611)
Cash and due from banks:
   Beginning ................................................     12,726      14,914
                                                                --------------------

   Ending ...................................................   $ 12,722    $ 12,303
                                                                ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
     Interest ...............................................   $  9,438    $  7,595

     Income taxes ...........................................   $    903    $    811

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

Note 2.  Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 6,000,000 shares and 500,000 shares, respectively. Basic earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Diluted earnings per share is arrived at by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period. The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):


                                           Three Months Ended  Nine Months Ended
                                              September 30,       September 30,
                                           ------------------  -----------------
                                             1998      1997      1998      1997
                                           ------------------  -----------------
Numerator income applicable to
   common shares .......................    $  805    $  735    $2,485    $2,446
                                            ================    ================

Denominator:
   Basic-weighted average common
     shares outstanding ................     1,524     1,761     1,661     1,752
   Dilutive effect of employee
     stock options .....................      --          35      --          47
                                            ----------------    ----------------

   Diluted outstanding shares ..........     1,524     1,796     1,661     1,799
                                            ================    ================

Basic earnings per share ...............       .53       .42      1.50      1.40
                                            ================    ================

Diluted earnings per share .............       .53       .41      1.50      1.36
                                            ================    ================


Note 3.  Purchase of Treasury Shares

On May 4, 1998, the Company entered into a signed agreement to purchase shares representing approximately 16.5% of the previously outstanding common stock of the Company. These shares were purchased from a director of Iowa First Bancshares Corp. as well as various companies controlled or influenced by him, his family, his business associates and charities. The purchase of these shares was approved by the required regulators. The purchase price of approximately $10.6 million was funded from internal cash and $9.25 million of debt financing. The Company has repaid $2 million of this debt as of September 30, 1998. Of the remaining $7.25 million of debt, $1.75 million matures within one year and $5.5 million is amortized over ten years with annual principal payments and a balloon payment of the remaining balance at the end of five years.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Discussion and Analysis of Financial Condition


The Company's total assets at September 30, 1998, were $333,700,000. Muscatine's total assets were $239,908,000 which reflects a $24,803,000 (11.5%) increase from December 31, 1997, total assets. Fairfield's total assets were $92,460,000 at September 30, 1998, which is an increase of $4,928,000 (5.6%) when compared to December 31, 1997, total assets. Total consolidated assets increased by 9.1% during the first nine months of 1998.

Net loans totaled $247,564,000 at September 30, 1998. Net loans at Muscatine increased by $32,069,000 (21.3%) during the first nine months. Net loans increased at Fairfield by $6,812,000 (11.8%) during the first nine months. Consolidated net loans increased by $38,881,000 (18.6%) year-to-date with slightly more than one-third of the increase during the third quarter.

Total available for sale securities decreased $8,025,000 during the first nine months of 1998 while federal funds sold decreased $3.8 million. The Banks emphasize purchase of securities with maturities of five years and less as such purchases offer reasonable yields with very little credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities have been purchased in order to enhance overall portfolio yield without significantly increasing risk. At September 30, 1998, approximately 30% of investment securities mature in more than five years and less than 10% mature in more than ten years. Securities totaling approximately $1.2 million have been sold during the year, generating net gains of $19,000.

Total deposits at September 30, 1998, were $251,939,000. Deposits at Muscatine increased $7,051,000 (4.2%) from the prior year end. Fairfield's total deposits increased $2,116,000 (2.8%) during the same period. This represents a combined deposit increase of $9.2 million (3.8%) for the Company during the first nine months of 1998. Additionally, securities sold under agreements to repurchase increased $2.0 million and advances borrowed from the Federal Home Loan Bank increased $18.8 million to total $45 million at quarter end.

Results of Operations

Consolidated net income was $805,000, or $.53 per diluted share, for the third quarter of 1998, compared to $735,000 and $.41 per diluted share for the same period last year. For the first nine months, net income totaled $2,485,000 or $1.50 per diluted share compared to $2,446,000 and $1.36 per diluted share last year. Last year's net income included expenses, after income tax effects, of approximately $100,000 related to a problem loan. Net income in 1998 included significant costs associated with opening two new branches and replacing another branch, the costs of which were only partly reflected in 1997. Also, interest expense totaling $136,000 and $232,000 for the three and nine months ended September 30, 1998, respectively, was incurred on debt related to the repurchase of approximately 16.5% of the outstanding common shares of the Company (see Note 3 for more information).

Management has expressed concern for several quarters as to the ability to maintain or increase net interest income each successive quarter. The increased usage of wholesale funding sources, while mitigating intermediate and long-term interest rate risk, increases interest expense. The interest expense associated with the debt incurred to purchase treasury shares also adds pressure to the net interest margin. Finally, the intense competition for all types of loans does not afford the Company much pricing power when dealing with borrowers.

Provisions for loan losses were $80,000 for the nine months ended September 30, 1998, this was $76,000 more than the same period in 1997. Net loan recoveries totaled $89,000 compared to net charge-offs of $161,000 for the first nine months of 1997.

Nonaccrual loans totaled $599,000 at September 30, 1998; $545,000 less than the end of 1997. Other real estate owned totaled $500,000, and loans past due 90 days or more and still accruing totaled $280,000. The reserve for loan losses of $2,772,000 represents 1.1% of net loans and more than 200% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

The efficiency ratio, defined as noninterest expense as a percent of net interest income plus noninterest income, was 60.5% for the first nine months of 1998 compared to 61.1% for all of 1997.

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At September 30, 1998, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range by approximately 15% of total assets and, thus, the Company is theoretically positioned to benefit from a decline in interest rates within the next year.

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at September 30, 1998, were $251,939,000 or 75% of total liabilities and equity.

Securities available for sale with a cost totaling $56,261,000 at quarter-end included net unrealized gains of $1,210,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by Management.

Capital

Stockholders' equity decreased $9 million during the nine months ended September 30, 1998. The main reason for this decline was the purchase of treasury stock totaling $10.8 million.

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

A comparison of the Company's capital as of September 30, 1998 with the minimum requirements is presented below.
                                                                      Minimum
                                                     Actual         Requirements
                                                     ------         ------------
Tier 1 risk-based capital ......................      7.47%             4.00%
Total risk-based capital .......................      8.64%             8.00%
Tier 1 leverage ratio ..........................      5.40%             4.00%

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

Year 2000 Compliance

The Year 2000 issue is the result of computer programs using two-digits instead of four-digits to represent the year. These computer systems, if not renovated, will be unable to interpret dates past 1999, which could cause a system failure or other computer errors, leading to a disruption in operations. The Company developed a five-phase program for Year 2000 compliance, as outlined by the Federal Financial Institutions Examination Council ("FFIEC") in a supervisory letter. These phases are Awareness, Assessment, Renovation, Validation, and Implementation.

The Awareness phase is intended to define the problem and obtain executive level support for the resources necessary to perform compliance work. This phase was completed with the formation of a Year 2000 Committee and the appointment of a Year 2000 Project Manager. The goal of the Assessment phase is to assess the size and complexity of the problem, including identifying all systems that may be affected by the Year 2000. The Year 2000 Committee identified any system that might be affected with emphasis on high risk and mission critical systems. This assessment included hardware, software, vendor services and computer-controlled devices such as alarms, elevators, and heating and cooling systems. Through correspondence with vendors, the Company has determined the Year 2000 status of these systems and has made determinations regarding replacement, upgrades, etc. In the Renovation phase, the goal is to undertake code enhancements, hardware and software upgrades, system replacements and vendor correspondence. The Company does not perform any of its own programming and is reliant on vendors to provide updates. The responses received have indicated that systems needing upgrades or replacements will, in most instances, be available for installation by December 31, 1998. The Company is working on developing contingency plans for any system that does meet this deadline. The Validation phase will encompass the testing and verification of changes to systems and coordination with outside parties. The Company will be working to test the mission critical systems starting in October 1998. The Company expects to be finished testing all of its mission critical applications by June 30, 1999. By the Implementation phase, all systems should be certified as Year 2000 compliant and should be in use. The Company expects this phase also to be completed by June 30, 1999. Because there remain so many unknowns about the potential issues with the Year 2000, the Company is evaluating its disaster recovery plan and will be adding provisions for potential Year 2000 related disaster recovery situations.

The Company believes it will incur approximately $150,000 in Year 2000 related costs, although this number could vary significantly based upon the results of testing and other factors. This estimate includes hardware and software upgrades in addition to human resources costs and consulting fees. At this time, the Company has not identified any situations that it anticipates will require material cost expenditures.

The Company is also aware of the potential impact of the Year 2000 on the Bank's borrowing customers and their ability to repay. Loan officers have been in communication with key bank borrowing customers to raise awareness and evaluate their progress and will continue to do so to help ensure they will not suffer serious adverse consequences. The Company keeps its customers informed as to its progress in dealing with the Year 2000 problem through quarterly statement enclosures and other forms of communication.

The federal banking regulators have issued several statements providing guidance to financial institutions on the steps the regulators expect financial institutions to take to become Year 2000 compliant. The federal banking regulators are also examining the financial institutions under their jurisdiction to assess each institution's compliance with the outstanding guidance. If an institution's progress in addressing the Year 2000 problem is deemed by its primary federal regulator to be less than satisfactory, the institution will be required to enter into a memorandum of understanding with the regulator which will, among other things, require the institution to promptly develop and submit an acceptable plan for becoming Year 2000 compliant and to provide periodic reports describing the institution's progress in implementing the plan. Failure to satisfactorily address the Year 2000 problem may also expose a financial institution to other forms of enforcement action that its primary federal regulator deems appropriate to address the deficiencies in the institution's year 2000 remediation program. Management currently has no reason to believe the Company will be subjected to any such regulatory actions.

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

ITEM 6.  Exhibits and reports on Form 8-K.

         Reports on Form 8-K.      No Form 8-K has been  filed for
                                   the quarter ended September 30, 1998.

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


November 13, 1998            /s/ George A. Shepley
----------------             -------------------------------
Date                         George A. Shepley, Chairman of
                             the Board and Chief Executive Officer





November 13, 1998            /s/ Kim K. Bartling
----------------             -------------------------------
Date                         Kim K. Bartling, Executive Vice
                             President, Chief Operating
                             Officer & Treasurer