Form 10-K
period 1998-12-31
IOWA FIRST BANCSHARES CORP
filed 1999-03-19
CIK 740155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1998 or

( ) Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.
    For the transition period from__________ to __________.

           Commission file number   2-89283

                           IOWA FIRST BANCSHARES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     An Iowa Corporation                                   42-1211285
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer incorporation
      or organization)                                  Identification No.)


300 East Second Street, Muscatine, Iowa                       52761
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code   (319) 263-4221
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1999, was $38,375,323. As of February 28, 1999, 1,532,424 shares of the Registrant's common stock were outstanding.

Documents incorporated by reference:

Portions of the registrant's 1998 Annual Report are incorporated in Parts I and II of this Form 10-K. Portions of the registrant's Proxy Statement dated March 19, 1999 are incorporated in Part III of this Form 10-K.

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

On a full-time equivalent basis, year-end employment for the Company and its subsidiary banks totaled 124 employees.

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

Statistical information called for by this Item is contained in the Company's 1998 Annual Report to Shareholders which is incorporated by reference.

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

Two locations, in addition to the new Wal-Mart branch, provide banking services outside the Muscatine downtown area. The office at the Muscatine Mall is approximately two miles northeast of the main bank. The facility contains 2,304 square feet of floor space in a one-story concrete and steel building. The facility offers a walk-in lobby and night depository. The three-lane drive-up facility of this branch is located approximately 500 feet west of the branch at the parking lot of the mall. The building, drive-up facilities and real estate are leased. The terms of the lease provide for monthly payments of $2,304 during the current 5-year term of the lease. This lease expires on May 31, 1999.

The bank's southside office at 608 Grandview Avenue is located two miles southwest of the main bank. The office contains 3,600 square feet of floor space and is located in a one-story steel frame, concrete block building. The facility offers a walk-in lobby and three drive-up lanes. The building and underlying real estate are owned by the bank. Portions of the building are leased to commercial tenants.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                 PART I, TABLE I
                      EXECUTIVE OFFICERS OF THE REGISTRANT


                             Family                                   Position        Business Experience
Name                 Age   Relationship     Position                 Held Since     During Past Five Years
-------------------------------------------------------------------------------------------------------------------------
George A. Shepley     76       None        Chairman of the Board        1983        President of the Company,
                                            Chief Executive Officer     1983        January 1989 to 1996;
                                            Director                    1983        Chairman of the Board,
                                                                                    Chief Executive Officer
                                                                                    of the Company, 1983 to
                                                                                    present; Chairman of the
                                                                                    Board, 1987 to present,
                                                                                    President, 1963 to
                                                                                    January 1989, First
                                                                                    National Bank of
                                                                                    Muscatine; Chairman of
                                                                                    the Board, 1986 to
                                                                                    present, First National
                                                                                    Bank in Fairfield.

Kim K. Bartling       41      None        Executive Vice President     1996         Executive Vice President,
                                            Chief Operating Officer    1996         Chief Operating Officer
                                            Treasurer                  1988         and Treasurer of
                                            Director                   1994         the Company, December 1996 to
                                                                                    present;
                                                                                    Senior Vice President, Chief
                                                                                    Financial Officer and Treasurer
                                                                                    of the Company, April 1988 to
                                                                                    December 1996; Director
                                                                                    First National Bank of
                                                                                    Muscatine, 1989 to present;
                                                                                    Executive Vice President and
                                                                                    Chief Financial Officer, First
                                                                                    National Bank of Muscatine, 1996 to
                                                                                    present; Senior Vice President/Chief
                                                                                    Financial Officer, First National
                                                                                    Bank of Muscatine, 1987 to
                                                                                    1996; Director First National
                                                                                    Bank in Fairfield, 1990 to present.

D. Scott Ingstad     48      None        President                     1996         Director, 1990 to present, President,
                                           Director                    1990         1996 to present, of the Company;
                                                                                    Director, President and CEO of
                                                                                    First National Bank of Muscatine,
                                                                                    1990 to present.

Patricia R.          51      None        Secretary                     1986         Corporate Secretary of
Thirtyacre                                                                          the Company, October 1986
                                                                                    to present.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS


The brokerage firms of Piper Jaffray Inc., Howe Barnes Investments, Inc., and Meisrow Financial, Inc. make a market for the Company's common stock.

High and low common stock prices and dividends for the last two years were:

1998 by                                                       Dividend
Quarters                              High         Low        Per Share
-----------------------------------------------------------------------
First ...........................    $31.25       $31.00        $ 0.21
Second ..........................     32.00        30.00          0.21
Third ...........................     34.00        30.38          0.21
Fourth ..........................     32.50        30.50          0.21


Total Dividend Paid .............                               $ 0.84


1997 by                                                       Dividend
Quarters                              High         Low        Per Share
-----------------------------------------------------------------------
First ...........................    $25.50       $20.50        $ 0.19
Second ..........................     27.50        25.50          0.19
Third ...........................     27.50        27.50          0.19
Fourth ..........................     30.00        27.00          0.19


Total Dividend Paid .............                               $ 0.76

The above quotations were furnished by the brokerage firms that serve as market makers for the Company's stock, or as of each year-end, an independent appraisal of the stock if higher. The quotations represent prices between dealers and do not include retail markup, markdown, or commissions.

Future dividends are dependent on future earnings, regulatory restrictions (see Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 40 - 51 of this Form 10-K; and Note 9 to the Company's Consolidated Financial Statements in the Company's 1998 Annual Report to Shareholders which is incorporated by reference, pages 30 - 32 of this Form 10-K), capital requirements, and the Company's financial condition.

As of February 28, 1999, the Company had approximately 470 shareholders of its outstanding class of common stock. The Iowa First Bancshares Corp. Employee Stock Ownership Plan with 401(k) Provisions is considered one shareholder as all shares owned by this plan are voted by the trustees of said plan unless the vote in question encompasses approval or disapproval of any corporate merger, consolidation, dissolution, or similar transaction.


ITEM 6. SELECTED FINANCIAL DATA.

The information called for by this Item is contained in the Company's 1998 Annual Report to Shareholders which is incorporated by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information called for by this Item is contained in the Company's 1998 Annual Report to Shareholders which is incorporated by reference.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information called for by this Item is contained in the Company's 1998 Annual Report to Shareholders which is incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item is contained in the Company's 1998 Proxy Statement which is incorporated by reference.

Director Compensation

The annual retainer that each outside Director of the Company received in 1998 was $5,300. The Company paid $100 for attendance at each committee meeting and special Board of Directors meeting. During 1998, each Director of the Company served as Director and member of committees for subsidiary boards and committees, with the exception of Mr. Carver who served only as a Director of the Company. The annual retainer fee paid to each outside subsidiary Director was $4,000, plus $50 to $150 for attendance at each committee meeting. Executive officers who also serve on the Board of Directors do not receive such retainer or committee fees.



ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item is contained in the Company's 1998 Proxy Statement which is incorporated by reference.



ITEM 12. SECURITY OWNERHSIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information called for by this Item is contained in the Company's 1998 Proxy Statement which is incorporated by reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Officers and Directors of the Company and its subsidiaries have had, and may have in the future, banking transactions in the ordinary course of business of the Company's subsidiaries. All such transactions are on substantially the same terms, including interest rates on loans and collateral, as those prevailing at the time for comparable transactions with others, and involve no more than the normal risk of collectibility.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)  Documents Filed with This Report:

         (1)  Financial  Statements.   The  following   consolidated   financial
              statements of the Company and its subsidiaries are incorporated by reference from the 1998 Annual Report to Shareholders of the
              Company:

                                                                            Page

         Consolidated balance sheets -- dated December 31,
           1998 and 1997.

         Consolidated statements of income -- years ended
           December 31, 1998, 1997, and 1996.

         Consolidated statements of stockholders' equity -- years ended December 31, 1998, 1997, and 1996.

         Consolidated statements of cash flows - years ended
         December 31, 1998, 1997, and 1996.

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

         (c) Exhibits.
             The  following  exhibits are attached  pursuant to Item 601 of
               Regulation S-K:

             (13)   Registrant's 1998 Annual Report to Shareholders
             (20)   Registrant's Proxy Statement dated March 19, 1999
             (24)   Power of Attorney
             (27)   Financial Data Schedule

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

                           IOWA FIRST BANCSHARES CORP.

Date:  March 12, 1999                        /s/ George A. Shepley
       --------------                            ----------------------
                                                 George A. Shepley
                                                 Chairman of the  Board

Date:  March 12, 1999                        /s/ Kim K. Bartling
       --------------                            -------------------------------
                                                 Kim K. Bartling, Executive Vice
                                                 President, Chief Operating
                                                 Officer Treasurer and Director
                                                 (Principal Financial and
                                                 Accounting Officer)

We, the undersigned directors of Iowa First Bancshares Corp. hereby severally constitute George A. Shepley and Kim Bartling, and each of them, our true and lawful attorneys with full power to them, and each of them, to sign for us and in our names, the capacities indicated below, the Annual Report on Form 10-K of Iowa First Bancshares Corp. for the fiscal year ended December 31, 1998, to be filed herewith and any amendments to said Annual Report, and generally do all such things in our name and behalf in our capacities as directors to enable Iowa First Bancshares Corp. to comply with the provisions of the Securities Exchange Act of 1934 as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or either of them, to said Annual Report on Form 10-K and any and all amendments thereto.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                  Title                          Date
--------------------------------------------------------------------------------

/s/ Roy J. Carver, Jr.     Director                            February 18, 1999
----------------------
Roy J. Carver, Jr.

/s/ Larry L. Emmert        Director                            February 18, 1999
----------------------
Larry L. Emmert

/s/ Craig R. Foss          Director                            February 18, 1999
----------------------
Craig R. Foss

/s/ Donald R. Heckman      Director                            February 18, 1999
----------------------
Donald R. Heckman

/s/ Dean H. Holst          Director                            February 18, 1999
----------------------
Dean H. Holst

/s/ D. Scott Ingstad       Director                            February 18, 1999
----------------------
D. Scott Ingstad

/s/ Victor G. McAvoy       Director                            February 18, 1999
----------------------
Victor G. McAvoy

/s/ Beverly J. White       Director                            February 18, 1999
----------------------
Beverly J. White

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

(13)  Registrant's 1998 Annual Report to
      Shareholders

(20)  Registrant's Proxy Statement Dated
      March 19, 1999

(21)  Subsidiaries of Registrant               Incorporated by reference to
                                               Exhibit 21 to the registrant's
                                               Annual Report on Form 10-K for
                                               the fiscal year ended
                                               December 31, 1995.

(24)  Power of Attorney

(27)  Financial Data Schedule