Form 10-Q
period 1999-03-31
IOWA FIRST BANCSHARES CORP
filed 1999-05-10
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON D.C.    20549


                          FORM 10-Q

  X
----   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended March 31, 1999

                              OR

----     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

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

     X
YES ----   NO ----



At March 31, 1999 there were 1,532,424 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                    PAGE NO.
PART 1    Financial Information

          Item 1.   Financial Statements

                    Consolidated Condensed Balance Sheets,
                    March 31, 1999 and December 31, 1998

                    Consolidated Condensed Statements of
                    Operations, Three Months Ended
                    March 31, 1999 and 1998

                    Consolidated Condensed Statements of
                    Cash Flows, Three Months Ended
                    March 31, 1999 and 1998

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

          Item 4.   Submission of Matters to a Vote of
                    Security Holders

          Item 6.   Exhibits and Reports on Form 8-K

Signatures

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                     March 31,              December 31,
                                                                       1999                     1998
                                                                   -------------           -------------
ASSETS

Cash and due from banks ............................                 $ 11,663                $ 14,408

Investment securities available for sale
  (Cost March 31 1999, $63,594;
   December 31, 1998, $57,581)......................                   64,357                  58,711

Federal funds sold and securities
   purchased under resale agreements ...............                   14,825                  12,555

Loans, net of allowance for possible loan
   losses March 31, 1999, $2,757;
   December 31, 1998, $2,787 .......................                  257,854                 250,318

Bank premises and equipment, net ...................                    5,732                   5,858

Other assets .......................................                    4,070                   3,561
                                                                     ---------               ---------

   TOTAL ASSETS ....................................                 $358,501                $345,411
                                                                     =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
            LIABILITIES

Noninterest bearing deposits .......................                 $ 46,143                $ 44,430
Interest bearing deposits ..........................                  226,861                 217,416
                                                                     ---------               ---------
   TOTAL DEPOSITS ..................................                 $273,004                $261,846
Notes Payable ......................................                    7,250                   7,250
Securities sold under agreements to
   repurchase ......................................                    5,851                   5,645
Federal Home Loan Bank advances ....................                   48,901                  47,973
Treasury tax and loan open note ....................                      602                     163
Other liabilities ..................................                    2,328                   2,225
                                                                     ---------               ---------

   TOTAL LIABILITIES ...............................                 $337,936                $325,102
                                                                     ---------               ---------

STOCKHOLDERS' EQUITY

Common Stock .......................................                 $    200                $    200
Surplus ............................................                    4,408                   4,408
Retained earnings ..................................                   25,947                  25,460
                                                                     ---------               ---------
                                                                     $ 30,555                $ 30,068
Accumulated other comprehensive income .............                      477                     708
Less net cost of common shares acquired for the
  treasury..........................................                  (10,467)                (10,467)
                                                                     ---------               ---------

   TOTAL STOCKHOLDERS' EQUITY ......................                 $ 20,565                $ 20,309
                                                                     ---------               ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........                 $358,501                $345,411
                                                                     =========               =========

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                             1999         1998
                                                           ---------   ---------
INTEREST INCOME:
Interest and fees on loans ...............................   $5,061       $4,425
   Interest on investment securities .....................      834          920
   Interest on federal funds sold and securities
     purchased under resale agreements ...................      127          226
                                                           ---------   ---------

   Total interest income .................................   $6,022       $5,571
                                                           ---------   ---------

INTEREST EXPENSE:
   Interest on deposits ..................................   $2,300       $2,340
   Interest on notes payable .............................      133         --
   Interest on other borrowed funds ......................      835          559
                                                           ---------   ---------

   Total interest expense ................................   $3,268       $2,899
                                                           ---------   ---------

   Net interest income ...................................   $2,754       $2,672

Provision for loan losses ................................       54           18
                                                           ---------   ---------

   Net interest income after provision for
      loan losses ........................................    $2,700      $2,654

Investment securities gains (losses) .....................      --             4
Other income .............................................       455         412
Other expense ............................................     1,972       1,833
                                                            ---------  ---------

   Income before income taxes ............................    $1,183      $1,237
Applicable income taxes ..................................       374         397
                                                            ---------  ---------
Net income ...............................................    $  809      $  840
                                                            =========  =========

Net income per common share:
   Basic .................................................    $ 0.53      $ 0.46
                                                            =========  =========

   Diluted ...............................................    $ 0.53      $ 0.46
                                                            =========  =========


Dividends declared per common share ......................    $ 0.21     $  0.21
                                                            =========  =========

Comprehensive income .....................................    $  578     $   848
                                                            =========  =========

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 1999 and 1998
                                 (In Thousands)

                                                                            1999         1998
                                                                         ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income .............................................                  $   809     $    840

Adjustments to reconcile net income to net cash provided by operating activities:

   Proceeds from  FHLMC ................................                      994           88
   Loans underwritten for FHLMC ........................                     (987)         (87)
   Gains on loans sold to FHLMC ........................                       (7)          (1)
   Provision for loan losses ...........................                       54           18
   Investment securities (gains) losses, net ...........                       --           (4)
   Depreciation ........................................                      159          154
   Amortization of premiums and accretion of discounts
     on loans and investment securities, net ...........                       39           30
  (Increase) in other assets ...........................                     (509)        (240)
   Increase (decrease) in other liabilities ............                     (130)         146
                                                                         ----------   ---------

Net cash provided by operating activities ..............                  $   422     $    944
                                                                         ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) in federal funds sold ...................                  $(2,270)    $(12,185)
Proceeds from sales, maturities, calls and paydowns of
available for sale securities ..........................                    5,595        5,706
Purchases of available for sale securities .............                  (11,280)      (2,129)
Net (increase) in loans ................................                   (7,590)     (11,311)
Purchases of bank premises and equipment ...............                      (33)         (61)
                                                                         ----------   ---------

Net cash (used in) investing activities ................                 $(15,578)    $(19,980)
                                                                         ----------   ---------


CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest bearing deposits                  $  1,713     $ (1,903)
Net increase in interest bearing deposits ..............                    9,445       13,431
Net increase in securities sold under
  agreements to repurchase .............................                      206        1,120
Net increase in other borrowings .......................                    1,367        7,045
Cash dividends paid ....................................                     (320)        (374)
Reissuance of treasury stock ...........................                       --            3
Purchases of common stock for the treasury .............                       --         (160)
                                                                         ----------   ---------

Net cash provided by financing activities ..............                 $ 12,411    $  19,162
                                                                         ----------  ----------

Net increase in cash and due from banks ................                   (2,745)         126

Cash and due from banks:
Beginning ..............................................                 $ 14,408    $  12,726
                                                                         ----------  ----------

Ending .................................................                 $ 11,663    $  12,852
                                                                         ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
  Interest..............................................                 $  3,198    $   2,873

  Income taxes..........................................                 $     24    $     --

See notes to Consolidated Condensed Financial Statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

Iowa  First   Bancshares  Corp.  (the "Company")  is  a  bank  holding  company headquartered in Muscatine, Iowa. The Company owns the outstanding stock of two national banks, First National Bank of Muscatine (Muscatine) and First National Bank in Fairfield (Fairfield). First National Bank of Muscatine has a total of five locations in Muscatine, Iowa. First National Bank in Fairfield has two locations in Fairfield, Iowa. Each bank is engaged in the general commercial banking business and provides full service banking to individuals and businesses, including checking, savings and other deposit accounts, commercial loans, consumer loans, real estate loans, safe deposit facilities, transmitting of funds, trust services, and such other banking services as are usual and customary for commercial banks.


Significant accounting policies:

     Accounting Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A significant estimate which is particularly susceptible to change in a short period of time relates to the determination of the allowance for loan losses. Actual results could differ from those estimates.

     Principles  of  consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, First National Bank of Muscatine and First National Bank in Fairfield (Banks). All material intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim financial statements presented reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature.

     Presentation of cash flows:

For purposes of reporting cash flows, cash and due from banks includes cash on-hand, amounts due from banks, and cash items in process of clearing. Cash flows from demand deposits, NOW accounts, savings accounts, federal funds sold, securities sold under agreements to repurchase, Federal Home Loan Bank advances, TT&L open note, certificates of deposits, and loans are reported net.

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

     Loans:

Loans are stated at the amount of unpaid principal, reduced by unearned discount and an allowance for loan losses. The Banks record impaired loans at the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The Banks recognize interest income on impaired loans on a cash basis.

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

     Other assets:

Other real estate (ORE), which is included in other assets, represents properties acquired through foreclosure, in-substance foreclosure or other proceedings. ORE is recorded at the lower of the amount of the loan or fair market value of the properties. Any write-down to fair market value at the time of transfer to ORE is charged to the allowance for loan losses. Property is evaluated regularly to ensure that the recorded amount is supported by the current fair market value. Subsequent write-downs to fair value are charged to earnings.

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

Note 2.  Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 6,000,000 shares and 500,000 shares, respectively. Basic earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Diluted earnings per share is arrived at by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period. The average number of shares of common stock outstanding for the first three months of 1999 and 1998 were 1,532,424 and 1,827,129, respectively. There were no common stock equivalents in 1999 or 1998.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and Analysis of Financial Condition:

The Company's total assets at March 31, 1999, were $358,501,000. Muscatine's total assets were $260,825,000 which reflects a $13,758,000 (5.6%) increase from December 31, 1998, total assets. Fairfield's total assets were $96,409,000 at March 31, 1999, which is a decrease of $858,000 (0.9%) when compared to December 31, 1998, total assets. Total consolidated assets increased by 3.8% during the first three months of 1999.

Net loans totaled $257,854,000 at March 31, 1999. Net loans at Muscatine increased by $7,336,000 (4.0%) during the first three months. Net loans increased at Fairfield by $200,000 (0.3%) during the first three months. Consolidated net loans increased by $7,536,000 (3.0%) year-to-date.

Total available for sale securities increased $5,646,000 during the first three months of 1999 while federal funds sold increased $2.3 million. The Banks emphasize purchase of securities with maturities of five years and less as such purchases offer reasonable yields with little credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities have been purchased in order to enhance overall portfolio yield without significantly increasing risk. At March 31, 1999, less than 35% of investment securities mature in more than five years and less than 10% mature in more than ten years. No securities have been sold during the year.

Total deposits at March 31, 1999, were $273,004,000. Deposits at Muscatine increased $12,359,000 (6.8%) from the prior year end. Fairfield's total deposits decreased $872,000 (1.1%) during the same period. This represents a combined deposit increase of over $11 million (4.3%) for the Company during the first three months of 1999. Additionally, securities sold under agreements to repurchase increased $206,000 and advances borrowed from the Federal Home Loan Bank increased $928,000 to total $48.9 million at quarter end.

Results of Operations:

Consolidated net income was $809,000, or $.53 per share, for the first quarter of 1999. This was $31,000 or 3.7% less than the same period last year, but approximately 7% greater than budgeted. The primary reason for the decline in net income was interest expense on debt used to purchase treasury shares. This interest expense totaled $133,000 before tax for the first three months of 1999. Due in large part to the purchase of the treasury shares, earnings per share increased 15% compared to the first quarter of 1998 and return on equity was nearly 16%, appreciably greater than the 11.8% a year earlier.

The Company has been able to expand net interest income, as compared to the prior year by actively managing asset quality, growth of the loan portfolio, and rates paid on assets and liabilities. Management has expressed concern for several quarters, however, as to the ability to continue increasing net interest income each successive quarter. The increased usage of wholesale funding sources, while mitigating intermediate and long-term interest rate risk, increases interest expense. The interest expense associated with the debt incurred to purchase treasury shares also adds pressure to the net interest income. Finally, the intense competition for all types of loans does not afford the Company much pricing power when dealing with borrowers.

Provisions for loan losses were $54,000 for the three months ended March 31, 1999, this was $36,000 more than the first quarter of 1998. Net loan charge-offs totaled $83,000 compared to net charge-offs of $7,000 for the first quarter of 1998.

Nonaccrual loans totaled $493,000 at March 31, 1999, $804,000 less than the end of the first quarter in 1998. Other real estate owned totaled $636,000, and loans past due 90 days or more and still accruing totaled $353,000. The reserve for loan losses of $2,757,000 represents 1.1% of net loans and 186% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

The efficiency ratio, defined as noninterest expense as a percent of net interest income plus noninterest income, was 61.5% for the first three months of 1999 compared to 59.4% for all of 1998.

Interest Rate Sensitivity:

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At March 31, 1999, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range by approximately 15% of total assets and, thus, the Company is theoretically positioned to benefit from a decline in interest rates within the next year.

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

Liquidity:

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at March 31, 1999, were $273,004,000 or 76% of total liabilities and equity.

Securities available for sale with a cost totaling $63,594,000 at quarter-end included net unrealized gains of $763,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by Management.

Capital:

Stockholders' equity increased $256,000 during the three months ended March 31, 1999.

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

A comparison of the Company's capital as of March 31, 1999 with the requirements to be considered adequately capitalized is presented below.

                                                                 For Capital
                                               Actual         Adequacy Purposes
--------------------------------------------------------------------------------

Tier 1 risk-based capital                       7.87%               4.00%
Total risk-based capital                        8.98%               8.00%
Tier 1 leverage ratio                           5.62%               4.00%

Impact of Inflation and Changing Prices:

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

Trends, Events or Uncertainties:

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

ITEM 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Company held at its offices on April 15, 1999, the shareholders elected the following individuals to the Board of Directors for the indicated terms:

                           Votes in Favor     Votes Against     Term
                           --------------     -------------     ----
Craig R. Foss                1,185,489             540         3 Years
Donald R. Heckman            1,174,644           7,065         3 Years
D. Scott Ingstad             1,202,212             --          3 Years
Beverly J. White             1,182,562           4,080         3 Years
John "Jay" S. McKee          1,202,212             --          2 Years
David R. Housley             1,181,409           4,620         1 Year

ITEM 6.  Exhibits and reports on Form 8-K

         Reports on Form 8-K.      No Form 8-K has been
                                   filed for the quarter
                                   ended March 31, 1999.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           IOWA FIRST BANCSHARES CORP.
                                  (Registrant)



May 10, 1999                 /s/ George A. Shepley
-----------------------      ---------------------------------------------------
Date                         George A. Shepley, Chairman of
                             the Board and Chief Executive Officer





May 10, 1999                 /s/ Kim K. Bartling
-----------------------      ---------------------------------------------------
Date                         Kim K. Bartling, Executive Vice
                             President, Chief Operating
                             Officer & Treasurer