Form 10-Q
period 1999-06-30
IOWA FIRST BANCSHARES CORP
filed 1999-08-11
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549


                                    FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended June 30, 1999

                              OR

_____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from _______ to _______

          Commission file number 2-89283


                           IOWA FIRST BANCSHARES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        STATE  OF  IOWA                                           42-1211285
---------------------------------                            -------------------
 (State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

300 East Second Street
Muscatine, Iowa  52761
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

YES  X     NO_____

At June 30, 1999 there were 1,532,424 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                                    INDEX TO FORM 10-Q







                                                                        PAGE NO.

PART 1   Financial Information

         Item 1.   Financial Statements

                    Consolidated  Condensed  Balance  Sheets,
                    June 30, 1999 and December 31, 1998

                    Consolidated Condensed Statements of Operations, Three and Six Months Ended June 30, 1999 and 1998

                    Consolidated Condensed Statements of Cash Flows, Six Months Ended June 30, 1999 and 1998

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

PART II  Other Information


         Item 6.   Exhibits and Reports on Form 8-K


         Signatures

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                            June 30,   December 31,
                                                               1999       1998
                                                           ------------------------
               ASSETS

Cash and due from banks ................................   $  10,470    $  14,408

Investment securities available for sale (cost June 30,
  1999,  $66,886; December 31, 1998, $57,581) ..........      66,789       58,711

Federal funds sold and securities
   purchased under resale agreements ...................         900       12,555

Loans, net of allowance for possible loan
   losses June 30, 1999, $2,913; December 31, 1998,
   $2,787 ..............................................     264,146      250,318

Bank premises and equipment, net .......................       5,675        5,858

Other assets ...........................................       4,188        3,561
                                                           ---------    ---------

   TOTAL ASSETS ........................................   $ 352,168    $ 345,411
                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
            LIABILITIES

Noninterest bearing deposits ...........................   $  40,508    $  44,430
Interest bearing deposits ..............................     220,606      217,416
                                                           ---------    ---------
   TOTAL DEPOSITS ......................................   $ 261,114    $ 261,846
Notes payable ..........................................       6,950        7,250
Securities sold under agreements to
   repurchase ..........................................       4,180        5,645
Federal Home Loan Bank advances ........................      53,052       47,973
Treasury tax and loan open note ........................       2,483          163
Other liabilities ......................................       1,934        2,225
Federal Funds Purchased ................................       1,875            0
                                                           ---------    ---------
   TOTAL LIABILITIES ...................................   $ 331,588    $ 325,102

STOCKHOLDERS' EQUITY

Common stock ...........................................   $     200    $     200
Surplus ................................................       4,408        4,408
Retained earnings ......................................      26,500       25,460
                                                           ---------    ---------
                                                           $  31,108    $  30,068
Accumulated other comprehensive income (loss) ..........         (61)         708
Less net cost of common shares acquired for the treasury     (10,467)     (10,467)
                                                           ---------    ---------
   TOTAL STOCKHOLDERS' EQUITY ..........................   $  20,580    $  20,309
                                                           ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............   $ 352,168    $ 345,411
                                                           =========    =========

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                               Three Months Ended               Six Months Ended
                                                                                     June 30,                        June 30,
                                                                             -----------------------         -----------------------
                                                                               1999            1998            1999           1998
                                                                             --------        -------         -------         -------
INTEREST INCOME:
   Interest and fees on loans ......................................         $ 5,169         $ 4,731         $10,230         $ 9,156
   Interest on investment securities ...............................             921             917           1,755           1,837
   Interest on federal funds sold and securities
     purchased under resale agreements .............................             112             285             239             511
                                                                             -------         -------         -------         -------
   Total interest income ...........................................         $ 6,202         $ 5,933         $12,224         $11,504
                                                                             -------         -------         -------         -------

INTEREST EXPENSE:
   Interest on deposits ............................................         $ 2,394         $ 2,507         $ 4,694         $ 4,847
   Interest on other borrowed funds ................................             877             679           1,712           1,238
   Interest on notes payable .......................................             131              96             264              96
                                                                             -------         -------         -------         -------
   Total interest expense ..........................................         $ 3,402         $ 3,282         $ 6,670         $ 6,181
                                                                             -------         -------         -------         -------

   Net interest income .............................................         $ 2,800         $ 2,651         $ 5,554         $ 5,323
Provision for possible loan losses .................................             112              26             166              44
                                                                             -------         -------         -------         -------
   Net interest income after provision for
     possible loan losses ..........................................         $ 2,688         $ 2,625         $ 5,388         $ 5,279

Investment securities gains (losses) ...............................            --              --              --                 4
Other income .......................................................             490             465             945             877
Other expense ......................................................           1,913           1,882           3,885           3,715
                                                                             -------         -------         -------         -------

   Income before income taxes ......................................         $ 1,265         $ 1,208         $ 2,448         $ 2,445
Applicable income taxes ............................................             390             368             764             765
                                                                             -------         -------         -------         -------
Net income .........................................................         $   875         $   840         $ 1,684         $ 1,680
                                                                             =======         =======         =======         =======

Net income per common share :
  Basic ............................................................         $  0.57         $  0.51         $  1.10         $  0.97
                                                                             =======         =======         =======         =======

  Diluted ..........................................................         $  0.57         $  0.51         $  1.10         $  0.97
                                                                             =======         =======         =======         =======


Dividends declared per common share ................................         $  0.21         $  0.21         $  0.42         $  0.42
                                                                             =======         =======         =======         =======

Comprehensive income ...............................................         $   337         $   806         $   915         $ 1,654
                                                                             =======         =======         =======         =======

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 For The Six Months Ended June 30, 1999 and 1998
                                 (In Thousands)

                                                                         1999        1998
                                                                      --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ........................................................   $  1,684    $  1,680
Adjustments to  reconcile  net  income  to  net
  cash  provided  by  operating activities:
   Proceeds from  FHLMC ...........................................      1,737         295
   Loans underwritten for FHLMC ...................................     (1,724)       (295)
   Gains on loans sold to FHLMC ...................................        (13)         --
   Provision for loan losses ......................................        166          44
   Investment securities (gains) losses, net ......................         --          (4)
   Depreciation ...................................................        319         312
   Amortization of premiums and accretion of discounts
     on loans and investment securities, net ......................         66          67
  (Increase) in other assets ......................................       (627)       (559)
  (Decrease) increase in other liabilities ........................       (291)         (9)
                                                                      --------    --------
Net cash provided by operating activities .........................   $  1,317    $  1,531
                                                                      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in federal funds sold ..................   $ 11,655    $ (2,905)
   Proceeds from sales, maturities, calls and paydowns of available
     for sale securities ..........................................     10,144      14,707
   Purchases of available for sale securities .....................    (19,059)    (10,827)
   Net (increase) in loans ........................................    (13,994)    (24,954)
   Purchases of bank premises and equipment .......................       (136)       (327)
                                                                      --------    --------
   Net cash (used in) investing activities ........................   $(11,390)   $(24,306)
                                                                      --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in noninterest bearing deposits ........   $ (3,922)   $  1,209
   Net increase in interest bearing deposits ......................      3,190      10,324
   Net increase (decrease) in securities sold under
     agreements to repurchase .....................................     (1,465)      1,470
   Net increase in other borrowings ...............................      9,274      18,988
   Net increase (decrease) in notes payable .......................       (300)      7,250
   Cash dividends paid ............................................       (642)       (758)
   Reissuance of treasury stock ...................................         --          --
   Purchases of common stock for the treasury .....................         --     (10,750)
                                                                      --------    --------
   Net cash provided by financing activities ......................   $  6,135    $ 27,733
                                                                      --------    --------

   Net increase in cash and due from banks ........................     (3,938)      4,958

Cash and due from banks:
   Beginning ......................................................   $ 14,408    $ 12,726
                                                                      --------    --------
   Ending .........................................................   $ 10,470    $ 17,684
                                                                      ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
     Interest .....................................................   $  6,582    $  6,167

     Income taxes .................................................   $    634    $    628

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


Note 2.  Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 6,000,000 shares and 500,000 shares, respectively. Basic earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Diluted earnings per share is arrived at by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period. The average number of shares of common stock outstanding for the second quarter of 1999 and 1998 were 1,532,424 and 1,637,200, respectively. The average number of shares of common stock outstanding for the first six months of 1999 and 1998 were 1,532,424 and 1,732,000, respectively. There were no common stock equivalents in 1999 or 1998.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS





Discussion and Analysis of Financial Condition

The Company's total assets at June 30, 1999, were $352,168,000. Muscatine's total assets were $259,791,000 which reflects a $12,724,000 (5.2%) increase from December 31, 1998, total assets. Fairfield's total assets were $91,334,000 at June 30, 1999, which is a decrease of $5,933,000 (6.1%) when compared to December 31, 1998, total assets. Total consolidated assets increased by 2.0% during the first six months of 1999.

Net loans totaled 264,146,000 at June 30, 1999. Net loans at Muscatine increased by $13,566,000 (7.4%) during the first six months. Net loans increased at Fairfield by $262,000 (0.4%) during the first six months. Consolidated net loans increased by $13,828,000 (5.5%) year-to-date.

Total available for sale securities increased $8,078,000 during the first six months of 1999 while federal funds sold decreased $11.7 million. The Banks emphasize purchase of securities with maturities of five years and less as such purchases offer reasonable yields with little credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities have been purchased in order to enhance overall portfolio yield without significantly increasing risk. At June 30, 1999, less than 40% of investment securities mature in more than five years and less than 15% mature in more than ten years. No securities have been sold during the year.

Total deposits at June 30, 1999, were $261,114,000. Deposits at Muscatine increased $7,215,000 (4.0%) from the prior year end. Fairfield's total deposits decreased $7,982,000 (9.9%) during the same period. This represents a combined deposit decrease of slightly more than $700,000 (0.3%) for the Company during the first six months of 1999. Additionally, securities sold under agreements to repurchase decreased $1,465,000 and advances borrowed from the Federal Home Loan Bank increased $5,079,000 to total $53.1 million at quarter end.

Results of Operations

Consolidated net income was $875,000, or $.57 per share, for the second quarter of 1999. This was $35,000 or 4.2% more than the same period last year. For the first six months, net income totaled $1,684,000 or $1.10 per share compared to $1,680,000 or $.97 per share last year. Interest expense on debt used to purchase treasury shares is the primary reason year-to-date net income is nearly identical to the previous year while earnings per share over the same time period increased 13.4%. This interest expense totaled $264,000 before tax for the first six months of 1999 compared to only $96,000 in 1998. Due in large part to the purchase of the treasury shares, return on equity for the first half of 1999 was 16.5%, appreciably greater than the 13.0% for the same period last year.

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

Provisions for loan losses were $112,000 and $166,000 for the three and six months ended June 30, 1999. This was $86,000 and $122,000 more than the same periods in 1998. Net loan charge-offs totaled only $39,000 during the first six months of 1999. However, due to low farm commodity prices in 1998 and thus far in 1999, and the resultant pressure on cash flow and equity of some farm borrowers, our bank in Fairfield increased its provisions for possible loan losses. While no significant loan charge-offs have yet been specifically identified, prudent management dictated strengthening our reserves for possible loan losses as the financial picture of selected farm borrowers weakened. The market prices of farm commodities, coupled with the level of success our farm customers have in the production and marketing of their current year output, will help determine the actual required loan loss reserves.

Nonaccrual loans totaled $599,000 at June 30, 1999, $263,000 less than the end of the second quarter in 1998. Other real estate owned totaled $723,000, and loans past due 90 days or more and still accruing totaled $749,000. The reserve for loan losses of $2,913,000 represents 1.1% of net loans and 141% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

The efficiency ratio, defined as noninterest expense as a percent of net interest income plus noninterest income, was 59.8% for the first six months of 1999 compared to 59.4% for all of 1998.

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At June 30, 1999, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range by approximately 20% of total assets and, thus, the Company is theoretically positioned to benefit from a decline in interest rates within the next year.

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at June 30, 1999, were $261,114,000 or 74% of total liabilities and equity.

Securities available for sale with a cost totaling $66,886,000 at quarter-end included net unrealized losses of $97,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by Management.

Capital

Retained earnings increased $553,000 during the three months, and $1,040,000 during the six months, ended June 30, 1999.

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

A comparison of the Company's capital as of June 30, 1999 with the requirements to be considered adequately capitalized is presented below.

                                                                  For Capital
                                                      Actual   Adequacy Purposes
                                                      --------------------------

Tier 1 risk-based capital ......................       8.02%           4.00%
Total risk-based capital .......................       9.19%           8.00%
Tier 1 leverage ratio ..........................       5.64%           4.00%


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

Year 2000

The Year 2000 Issue is the result of computer programs using two-digits instead of four-digits to represent the year. These computer systems, if not renovated, will be unable to interpret dates past 1999 which could cause computer problems leading to a disruption in operations. The Company developed a five-phase program for year 2000 compliance, as outlined by the Federal Financial Institutions Examination Council (FFIEC)in a supervisory letter. These phases are Awareness, Assessment, Renovation, Validation, and Implementation.

The Awareness phase is intended to define the problem and obtain executive level support for the resources necessary to perform compliance work. This phase was completed with the formation of a Year 2000 Committee and the appointment of a Year 2000 Project Manager. The goal of the Assessment phase is to assess the size and complexity of the problem, including identifying all systems that may be affected by the year 2000. The Year 2000 Committee identified any system that might be affected with emphasis on high risk and mission critical systems. This assessment included hardware, software, vendor services and computer-controlled devices such as alarms, elevators, and heating and cooling systems. Through correspondence with vendors, the Company has determined the year 2000 status of these systems and has made determinations regarding replacement, upgrades, etc. In the Renovation phase, the goal is to undertake code enhancements, hardware and software upgrades, system replacements and vendor correspondence. The Company does not perform any of its own programming and is reliant on vendors to provide updates. All needed upgrades or replacements of mission critical systems have been completed as of June 30, 1999. The Validation phase encompasses the testing and verification of changes to systems and coordination with outside parties. The Company has finished testing mission critical systems and applications. By the Implementation phase, all systems should be certified as year 2000 compliant and should be in use. The Company has completed the vast majority of this phase as of June 30, 1999. The remaining Implementation will be completed by September 30, 1999. Because there remains so many unknowns about the potential issues with the year 2000, the Company has updated and tested its disaster recovery plan which now includes specific provisions for dealing with potential year 2000 related disaster recovery situations.

The Company believes it will incur a total of approximately $300,000 in year 2000 related costs, although this number could change significantly. This estimate includes hardware and software upgrades in addition to human resources costs and consulting fees.

The federal banking regulators have issued several statements providing guidance to financial institutions on the steps the regulators expect financial institutions to take to become year 2000 compliant. The federal banking regulators are also examining the financial institutions under their jurisdiction to assess each institution's compliance with the outstanding guidance. Failure to satisfactorily address the Year 2000 Issue may expose a financial institution to various forms of enforcement action that its primary federal regulator deems appropriate to address the deficiencies in the institution's year 2000 remediation program. Management currently has no reason to believe the Company will be subjected to any such regulatory actions.

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


         Reports on Form 8-K. No Form 8-K has been filed for the quarter ended June 30, 1999.

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


8/11/99                       /s/ George A. Shepley
----------------             -------------------------------------
Date                         George A. Shepley, Chairman of
                             the Board and Chief Executive Officer





8/11/99                       /s/ Kim K. Bartling
----------------             -------------------------------------
Date                         Kim K. Bartling, Executive Vice
                             President, Chief Operating
                             Officer & Treasurer