Form 10-Q
period 1999-09-30
IOWA FIRST BANCSHARES CORP
filed 1999-11-12
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended September 30, 1999

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

At September 30, 1999 there were 1,529,294 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q







                                                                        PAGE NO.

PART 1   Financial Information

         Item 1.   Financial Statements

                     Consolidated Condensed Balance Sheets,
                     September 30, 1999 and December 31, 1998

                     Consolidated Condensed Statements of
                     Operations, Three and Nine Months Ended
                     September 30, 1999 and 1998

                     Consolidated Condensed Statements of
                     Cash Flows, Nine Months Ended
                     September 30, 1999 and 1998

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

PART II  Other Information


         Item 6.   Exhibits and Reports on Form 8-K


         Signatures

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)


                                                              September 30, December 31,
                                                                   1999        1998
                                                              --------------------------

               ASSETS

Cash and due from banks ....................................   $  11,328    $  14,408

Investment securities available for sale (cost September 30,
  1999,  $66,180; December 31, 1998, $57,581) ..............      65,707       58,711

Federal funds sold and securities purchased under
   resale agreements .......................................        --         12,555

Loans, net of allowance for possible loan losses
   September 30, 1999,$3,032; December 31, 1998, $2,787.....     271,142      250,318

Bank premises and equipment, net ...........................       5,557        5,858

Other assets ...............................................       4,630        3,561
                                                               ----------------------

   TOTAL ASSETS ............................................   $ 358,364    $ 345,411
                                                               ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
            LIABILITIES

Noninterest bearing deposits ...............................   $  38,549    $  44,430
Interest bearing deposits ..................................     216,101      217,416
                                                               ----------------------
   TOTAL DEPOSITS ..........................................   $ 254,650    $ 261,846
Notes payable ..............................................       6,911        7,250
Securities sold under agreements to repurchase .............       4,981        5,645
Federal Home Loan Bank advances ............................      63,991       47,973
Treasury tax and loan open note ............................       2,551          163
Other liabilities ..........................................       1,962        2,225
Federal Funds Purchased ....................................       2,500            0
                                                               ----------------------
   TOTAL LIABILITIES .......................................   $ 337,546    $ 325,102

STOCKHOLDERS' EQUITY

Common stock ...............................................   $     200    $     200
Surplus ....................................................       4,408        4,408
Retained earnings ..........................................      27,058       25,460
                                                               ----------------------
                                                               $  31,666    $  30,068
Accumulated other comprehensive income (loss) ..............        (296)         708
Less net cost of common shares acquired for the treasury ...     (10,552)     (10,467)
                                                               ----------------------
   TOTAL STOCKHOLDERS' EQUITY ..............................   $  20,818    $  20,309
                                                               ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................   $ 358,364    $ 345,411
                                                               ======================

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                      (In Thousands, Except Per Share Data)
                                   (Unaudited)


                                                  Three Months Ended   Nine Months Ended
                                                    September 30,        September 30,
                                                  ------------------   -----------------
                                                    1999      1998       1999     1998
                                                  ------------------   -----------------
INTEREST INCOME:
   Interest and fees on loans ..................   $ 5,437   $ 4,975   $15,667   $14,131
   Interest on investment securities ...........       941       848     2,696     2,685
   Interest on federal funds sold and securities
     purchased under resale agreements .........         6       172       245       683
                                                   -------------------------------------
   Total interest income .......................   $ 6,384   $ 5,995   $18,608   $17,499
                                                   -------------------------------------

INTEREST EXPENSE:
   Interest on deposits ........................   $ 2,326   $ 2,422   $ 7,020   $ 7,269
   Interest on other borrowed funds ............     1,030       776     2,742     2,014
   Interest on notes payable ...................       131       136       395       232
                                                   -------------------------------------
   Total interest expense ......................   $ 3,487   $ 3,334   $10,157   $ 9,515
                                                   -------------------------------------

   Net interest income .........................   $ 2,897   $ 2,661   $ 8,451   $ 7,984

Provision for possible loan losses .............        90        36       256        80
                                                   -------------------------------------

   Net interest income after provision for
     possible loan losses ......................   $ 2,807   $ 2,625   $ 8,195   $ 7,904

Investment securities gains (losses) ...........         4        15         4        19
Other income ...................................       529       472     1,474     1,349
Other expense ..................................     2,053     1,930     5,938     5,645
                                                   -------------------------------------
   Income before income taxes ..................   $ 1,287   $ 1,182   $ 3,735   $ 3,627
Applicable income taxes ........................       408       377     1,172     1,142
                                                   -------------------------------------

Net income .....................................   $   879   $   805   $ 2,563   $ 2,485
                                                   =====================================

Net income per common share :
  Basic ........................................   $  0.57   $  0.53   $  1.67   $  1.50
                                                   =====================================

  Diluted ......................................   $  0.57   $  0.53   $  1.67   $  1.50
                                                   =====================================


Dividends declared per common share ............   $  0.21   $  0.21   $  0.63   $  0.63
                                                   =====================================

Comprehensive income ...........................   $   644   $ 1,127   $ 1,559   $ 2,781
                                                   =====================================

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              For The Nine Months Ended September 30, 1999 and 1998
                                 (In Thousands)


                                                                         1999        1998
                                                                       --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .........................................................   $  2,563    $  2,485
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Proceeds from  FHLMC ............................................      1,936         205
   Loans underwritten for FHLMC ....................................     (1,922)       (201)
   Gains on loans sold to FHLMC ....................................        (14)         (4)
   Provision for loan losses .......................................        256          80
   Investment securities (gains) losses, net .......................         (4)        (19)
   Depreciation ....................................................        478         472
   Amortization of premiums and accretion of discounts
     on loans and investment securities, net .......................         86          99
  (Increase) in other assets .......................................     (1,069)       (966)
   Increase (decrease) in other liabilities ........................       (263)        588
                                                                       --------------------
Net cash provided by operating activities ..........................   $  2,047    $  2,739
                                                                       --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net decrease in federal funds sold ..............................   $ 12,555    $  3,795
   Proceeds from sales, maturities, calls, and paydowns of available
      for sale securities ..........................................     17,472      20,131
   Purchases of available for sale securities ......................    (25,555)    (12,224)
   Net (increase) in loans .........................................    (21,080)    (38,961)
   Purchases of bank premises and equipment ........................       (177)       (366)
                                                                       --------------------
   Net cash (used in) investing activities .........................   $(16,785)   $(27,625)
                                                                       --------------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in noninterest bearing deposits .........   $ (5,881)   $     82
   Net increase (decrease) in interest bearing deposits ............     (1,315)      9,075
   Net increase (decrease) in securities sold under agreements
      to repurchase ................................................       (664)      2,043
   Net increase in other borrowings ................................     20,906      18,258
   Net increase (decrease) in notes payable ........................       (339)      7,250
   Cash dividends paid .............................................       (964)     (1,078)
   Reissuance of treasury stock ....................................         --           5
   Purchases of common stock for the treasury ......................        (85)    (10,753)
                                                                       --------------------

   Net cash provided by financing activities .......................   $ 11,658    $ 24,882
                                                                       --------------------

   Net increase (decrease) in cash and due from banks ..............     (3,080)         (4)

Cash and due from banks:
   Beginning .......................................................   $ 14,408    $ 12,726
                                                                       --------------------

   Ending ..........................................................   $ 11,328    $ 12,722
                                                                       ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
     Interest ......................................................   $ 10,064    $  9,438

     Income taxes ..................................................   $    984    $    903

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


Note 2.  Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 6,000,000 shares and 500,000 shares, respectively. Basic earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Diluted earnings per share is arrived at by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period. The average number of shares of common stock outstanding for the third quarter of 1999 and 1998 were 1,531,341 and 1,524,351, respectively. The average number of shares of common stock outstanding for the first nine months of 1999 and 1998 were 1,532,063 and 1,661,400, respectively. There were no common stock equivalents in 1999 or 1998.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Discussion and Analysis of Financial Condition

The Company's total assets at September 30, 1999, were $358,364,000. Muscatine's total assets were $263,559,000 which reflects a $16,492,000 (6.7%) increase from December 31, 1998, total assets. Fairfield's total assets were $93,683,000 at September 30, 1999, which is a decrease of $3,584,000 (3.7%) when compared to December 31, 1998, total assets. Total consolidated assets increased by 3.8% during the first nine months of 1999.

Consolidated net loans totaled 271,142,000 at September 30, 1999. Net loans at Muscatine increased by $16,884,000 (9.2%) during the first nine months. Net loans increased at Fairfield by $3,940,000 (5.8%) during the first nine months. Consolidated net loans increased by $20,824,000 (8.3%) year-to-date.

Total available for sale securities increased $7 million during the first nine months of 1999 while federal funds sold decreased $12.6 million. The Banks emphasize purchase of securities with maturities of five years and less as such purchases offer reasonable yields with little credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities have been purchased in order to enhance overall portfolio yield without significantly increasing risk. At September 30, 1999, less than 40% of investment securities mature in more than five years and less than 15% mature in more than ten years. To date, available for sale securities totaling approximately $.5 million have been sold resulting in gains of $4,000.

Total deposits at September 30, 1999, were $254,650,000. Deposits at Muscatine decreased $135,000 (0.1%) from the prior year end. Fairfield's total deposits decreased $7,087,000 (8.8%) during the same period. This represents a combined deposit decrease of approximately $7.2 million (2.8%) for the Company during the first nine months of 1999. Additionally, securities sold under agreements to repurchase decreased $664,000 and advances borrowed from the Federal Home Loan Bank increased $16,018,000 to total $64.0 million at quarter end.

Results of Operations

Consolidated net income was $879,000, or $.57 per share, for the third quarter of 1999. This was $74,000 or 9.2% more than the same period last year. For the first nine months, net income totaled $2,563,000 or $1.67 per share compared to $2,485,000 or $1.50 per share last year. Interest expense on debt used to purchase treasury shares is the primary reason year-to-date net income is only 3.1% greater than the previous year while earnings per share over the same time period increased a healthy 11.3%. This interest expense totaled $395,000 before tax for the first nine months of 1999 compared to only $232,000 in 1998. Due in large part to the purchase of the treasury shares, return on equity for the first nine months of 1999 was 16.5%, appreciably greater than the 13.8% for the same period last year.

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

Provisions for loan losses were $90,000 and $256,000 for the three and nine months ended September 30, 1999. This was $54,000 and $176,000 more than the same periods in 1998. Net loan charge-offs totaled only $10,000 during the first nine months of 1999. However, due to low farm commodity prices in 1998 and thus far in 1999, and the resultant pressure on cash flow and equity of some farm borrowers, our bank in Fairfield increased its provisions for possible loan losses. While no significant loan charge-offs have yet been specifically identified, prudent management dictated strengthening our reserves for possible loan losses as the financial picture of selected farm borrowers weakened. The market prices of farm commodities, coupled with the level of success our farm customers have in the production and marketing of their current year output, will help determine the actual required loan loss reserves. Recently, a major employer in Muscatine announced layoffs and a local plant closing. The eventual impact on loan quality and provisions for possible loan losses, if any, resulting from this announcement are not yet known. Most other employers in our market area continue to experience difficulty in hiring and retaining sufficient numbers of employees. This strong job market may mitigate the impact of the aforementioned layoffs.

Nonaccrual loans totaled $545,000 at September 30, 1999, $54,000 less than the end of the third quarter in 1998. Other real estate owned totaled $723,000, and loans past due 90 days or more and still accruing totaled $99,000. The reserve for loan losses of $3,032,000 represents 1.1% of net loans and 222% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

The efficiency ratio, defined as noninterest expense as a percent of net interest income plus noninterest income, was 59.8% for the first nine months of 1999 compared to 59.4% for all of 1998.

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At September 30, 1999, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range by approximately 25% of total assets and, thus, the Company is theoretically positioned to benefit from a decline in interest rates within the next year.

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at September 30, 1999, were $254,650,000 or 71% of total liabilities and equity.

Securities available for sale with a cost totaling $66,180,000 at quarter-end included net unrealized losses of $473,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by Management.

Capital

Retained earnings increased $558,000 during the three months, and $1,598,000 during the nine months, ended September 30, 1999.

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

A comparison of the Company's capital as of September 30, 1999 with the requirements to be considered adequately capitalized is presented below.

                                                                  For Capital
                                                    Actual     Adequacy Purposes
                                                    ----------------------------

Tier 1 risk-based capital ......................     7.97%           4.00%
Total risk-based capital .......................     9.14%           8.00%
Tier 1 leverage ratio ..........................     5.77%           4.00%

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

The Awareness phase is intended to define the problem and obtain executive level support for the resources necessary to perform compliance work. This phase was completed with the formation of a Year 2000 Committee and the appointment of a Year 2000 Project Manager. The goal of the Assessment phase is to assess the size and complexity of the problem, including identifying all systems that may be affected by the year 2000. The Year 2000 Committee identified any system that might be affected with emphasis on high risk and mission critical systems. This assessment included hardware, software, vendor services and computer-controlled devices such as alarms, elevators, and heating and cooling systems. Through correspondence with vendors, the Company determined the year 2000 status of these systems and made determinations regarding replacement, upgrades, etc. In the Renovation phase, the goals were to undertake code enhancements, hardware and software upgrades, system replacements and vendor correspondence. The Company does not perform any of its own programming and is reliant on vendors to provide updates. All needed upgrades or replacements of mission critical systems have been completed as of September 30, 1999. The Validation phase encompasses the testing and verification of changes to systems and coordination with outside parties. The Company has finished testing mission critical systems and applications. By the Implementation phase, all systems should be certified as year 2000 compliant and should be in use. The Company has completed this phase as of September 30, 1999. Because there remains so many unknowns about the potential issues with the year 2000, the Company has updated and tested its disaster recovery plan which now includes specific provisions for dealing with potential year 2000 related disaster recovery situations.

The Company believes it will incur a total of approximately $350,000 in year 2000 related costs, although this number could change significantly. This estimate includes hardware and software upgrades in addition to human resources costs and consulting fees.

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

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                                OTHER INFORMATION




ITEM 6.  Exhibits and reports on Form 8-K.

         Reports on Form 8-K.      No Form 8-K has been  filed for
                                   the quarter ended September 30, 1999.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             IOWA FIRST BANCSHARES CORP.

                                 (Registrant)


10/10/99                     /s/ George A. Shepley
----------------             ---------------------------------------------------
Date                         George A. Shepley, Chairman of
                             the Board and Chief Executive Officer





10/10/99                     /s/ Kim K. Bartling
----------------             ---------------------------------------------------
Date                         Kim K. Bartling, Executive Vice
                             President, Chief Operating
                             Officer & Treasurer