Form 10-K
period 1999-12-31
IOWA FIRST BANCSHARES CORP
filed 2000-03-17
CIK 740155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
              For the fiscal year ended December 31, 1999 or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
              For the transition period from__________ to __________.

           Commission file number   2-89283

                           IOWA FIRST BANCSHARES CORP.
             (Exact name of registrant as specified in its charter)

An Iowa Corporation                                         42-1211285
(State or other jurisdiction of                  (I.R.S. Employer incorporation
organization)                                         or Identification No.)

300 East Second Street, Muscatine, Iowa                        52761
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code   (319) 263-4221
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

               X    Yes                     No
--------------------        ----------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   (X)

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2000, was $28,512,525. As of February 28, 2000, 1,536,701 shares of the Registrant's common stock were outstanding.

Documents incorporated by reference:

Portions of the registrant's 1999 Annual Report are incorporated in Parts I and II of this Form 10-K. Portions of the registrant's Proxy Statement dated March 17, 2000 are incorporated in Part III of this Form 10-K.

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

ITEM 1. BUSINESS.
------------------

Iowa First Bancshares Corp. (the "Company"), is a bank holding company headquartered in Muscatine, Iowa. The Company owns all the outstanding stock of two national banks in Iowa, First National Bank of Muscatine and First National Bank in Fairfield.

On a full-time equivalent basis, year-end employment for the Company and its subsidiary banks totaled 127 employees.

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

The commercial banking business is highly competitive. Subsidiary banks compete with other commercial banks and with other financial institutions, including savings banks, mortgage banking companies, credit unions and mutual funds. In recent years, competition also has increased from institutions not subject to the same regulatory restrictions as banks and bank holding companies.

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

Statistical information called for by this Item is contained in the Company's 1999 Annual Report to Shareholders which is incorporated by reference (pages 40
- 51 of this Form 10-K).

ITEM 2.   PROPERTIES.
--------------------

Since the Company commenced business, its principal executive office has been located at 300 East Second Street, Muscatine, Iowa, which is the principal office of First National Bank of Muscatine, a national banking association and a wholly owned subsidiary of the Company.

First National Bank of Muscatine conducts its operations from five facilities located in Muscatine. The main bank is located at 300 East Second Street and is a modern brick and steel building completed in 1979 containing 36,000 square feet of floor space on three floors. The bank owns both the building and the underlying real estate. All administrative functions of the bank are conducted at its main offices. Portions of the building are leased to commercial tenants. During 1997, a branch was opened inside the Wal-Mart Supercenter located on highway 61 at Muscatine. This branch and the Wal-Mart Supercenter were the first of their kind in Iowa. The bank operates this branch under a five year lease agreement with Wal-Mart, with two five year renewal options. Additionally, another new branch facility, which includes drive-through banking services and is located across the alley from the main Muscatine banking headquarters, was completed in the fall of 1997. This branch replaced a previous downtown branch. The bank owns this facility and the underlying real estate.

Two locations, in addition to the new Wal-Mart branch, provide banking services outside the Muscatine downtown area. The office at the Muscatine Mall is approximately two miles northeast of the main bank. The facility contains 2,304 square feet of floor space in a one-story concrete and steel building. The facility offers a walk-in lobby and night depository. The three-lane drive-up facility of this branch is located approximately 500 feet west of the branch at the parking lot of the mall. The building, drive-up facilities and real estate are leased. The terms of the lease provide for monthly payments of $2,304 during the current 5-year term of the lease. This lease expired on May 31, 1999. Management is negotiating with the new owners of the Muscatine Mall for construction of a freestanding building on Mall property with a long-term lease arrangement with First National Bank of Muscatine.

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


ITEM 3.   LEGAL PROCEEDINGS.
---------------------------

The Company has no pending legal proceedings which are material.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

None.

                                 PART I, TABLE I
                                 ---------------
                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

                             Family                              Held      Business Experience
Name                 Age  Relationship       Position            Since     During Past Five Years
----------------------------------------------------------------------------------------------------
George A. Shepley    77       None     Chairman of the Board      1983     President of the Company,
                                       Chief Executive Officer    1983     January 1989 to 1996;
                                       Director                   1983     Chairman of the Board,
                                                                           Chief Executive Officer
                                                                           of the Company, 1983 to
                                                                           present; Chairman of the
                                                                           Board, 1987 to present,
                                                                           President, 1963 to
                                                                           January 1989, First
                                                                           National Bank of
                                                                           Muscatine; Chairman of
                                                                           the Board, 1986 to
                                                                           present, First National
                                                                           Bank in Fairfield.


Kim K. Bartling      42       None     Executive Vice President   1996     Executive Vice President,
                                       Chief Operating Officer    1996     Chief Operating Officer
                                       Treasurer                  1988     and Treasurer of the
                                       Director                   1994     Company, December 1996 to
                                                                           present;
                                                                           Senior Vice President, Chief
                                                                           Financial Officer and Treasurer
                                                                           of the Company, April 1988 to
                                                                           December 1996; Director of the
                                                                           Company since 1994; Director
                                                                           First National Bank of
                                                                           Muscatine, 1989 to present;
                                                                           Executive Vice President and
                                                                           Chief Financial Officer, First
                                                                           National Bank of Muscatine, 1996 to
                                                                           present; Senior Vice President/Chief
                                                                           Financial Officer, First National
                                                                           Bank of Muscatine, 1987 to
                                                                           1996; Director First National
                                                                           Bank in Fairfield, 1990 to present.

D. Scott Ingstad     49       None     Vice Chairman              1999     Vice Chairman of the Board,
                                       President                  1996     October 1999 to present,
                                       Director                   1990     Director, 1990 to present, President,
                                                                           1996 to present, of the Company;
                                                                           Director, President and CEO of
                                                                           First National Bank of Muscatine,
                                                                           1990 to present.

Patricia R.          52       None     Secretary                  1986     Corporate Secretary of
Thirtyacre                                                                 the Company, October 1986
                                                                           to present.

                                     PART II
                                     -------

    ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
    -------------------------------------------------------------------------
                                    MATTERS
                                    -------

     The brokerage firms of Howe Barnes Investments, Inc. and Mesirow Financial, Inc. make a market for the Company's common stock.

     High and low common stock prices and dividends for the last two years were:

1999 by                                                                Dividend
Quarters                              High              Low           Per Share
--------------------------------------------------------------------------------
First .....................       $   32.50         $   31.00         $   0.21
Second ....................           32.50             29.50             0.21
Third .....................           29.50             25.50             0.21
Fourth ....................           27.50             23.88             0.21

Total Dividend
Paid ......................                                           $   0.84

1998 by                                                               Dividend
Quarters                              High              Low           Per Share
--------------------------------------------------------------------------------
First .....................       $   31.25         $   31.00         $   0.21
Second ....................           32.00             30.00             0.21
Third .....................           34.00             30.38             0.21
Fourth ....................           32.50             30.50             0.21

Total Dividend
Paid ......................                                           $   0.84

The above quotations were furnished by the brokerage firms that serve as market makers for the Company's stock. The quotations represent prices between dealers and do not include retail markup, markdown, or commissions.

Future dividends are dependent on future earnings, regulatory restrictions (see Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 40 - 51 of this Form 10-K; and Note 9 to the Company's Consolidated Financial Statements in the Company's 1999 Annual Report to Shareholders which is incorporated by reference, pages 30 - 32 of this Form 10-K), capital requirements, and the Company's financial condition.

As of February 28, 2000, the Company had approximately 475 shareholders of its outstanding class of common stock. The Iowa First Bancshares Corp. Employee Stock Ownership Plan with 401(k) Provisions is considered one shareholder as all shares owned by this plan are voted by the trustees of said plan unless the vote in question encompasses approval or disapproval of any corporate merger, consolidation, dissolution, or similar transaction.

ITEM 6.   SELECTED FINANCIAL DATA.
---------------------------------

The information called for by this Item is contained in the Company's 1999 Annual Report to Shareholders which is incorporated by reference (page 39 of this Form 10-K).

ITEM 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
           AND RESULTS OF OPERATIONS.
----------------------------------------------------------------------

The information called for by this Item is contained in the Company's 1999 Annual Report to Shareholders which is incorporated by reference (pages 40 - 51 of this Form 10-K).

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

The information called for by this Item is contained in the Company's 1999 Annual Report to Shareholders which is incorporated by reference (pages 18 - 39 of this Form 10-K).

ITEM 9.   CHANGES IN  AND  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.
-----------------------------------------------------------------------

None.


                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

The information called for by this Item is contained in the Company's 1999 Proxy Statement which is incorporated by reference (page 55 of this Form 10-K).

Director Compensation
---------------------

The annual retainer that each outside Director of the Company received in 1999 was $5,300. The Company paid $100 for attendance at each committee meeting and special Board of Directors meeting. During 1999, each Director of the Company served as Director and member of committees for subsidiary boards and committees, with the exception of Mr. Carver who served only as a Director of the Company. The annual retainer fee paid to each outside subsidiary Director was $4,000, plus $50 to $150 for attendance at each committee meeting. Executive officers who also serve on the Board of Directors do not receive such retainer or committee fees.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information called for by this Item is contained in the Company's 1999 Proxy Statement which is incorporated by reference (pages 56 - 58 of this Form 10-K).

ITEM 12.  SECURITY OWNERHSIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information called for by this Item is contained in the Company's 1999 Proxy Statement which is incorporated by reference (pages 54 and 55 of this Form 10-K).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

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

                                     PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents Filed with This Report:
-------------------------------------

(1) Financial Statements. The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference from the 1999 Annual Report to Shareholders of the Company:


        Consolidated balance sheets--dated December 31, 1999 and 1998.

        Consolidated statements of income--years ended December 31, 1999, 1998, and 1997

        Consolidated statements of changes in stockholders' equity-- years ended December 31, 1999, 1998, and 1997.

        Consolidated statements of cash flows--years ended December 31, 1999, 1998, and 1997.

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

(c) Exhibits.
    The  following exhibits are attached pursuant to Item 601 of Regulation S-K:


         (13)   Registrant's 1999 Annual Report to Shareholders
         (20)   Registrant's Proxy Statement dated March 17, 2000
         (24)   Power of Attorney
         (27)   Financial Data Schedule

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

                           IOWA FIRST BANCSHARES CORP.

Date:  March 10, 2000                       /s/ George A. Shepley
       --------------                        ---------------------
                                             George A. Shepley
                                             Chairman of the  Board

Date:  March 10, 2000                        /s/ Kim K. Bartling
       --------------                        --------------------
                                             Kim K. Bartling, Executive Vice
                                             President, Chief Operating Officer,
                                             Treasurer and Director (Principal
                                             Financial and Accounting Officer)

We, the undersigned directors of Iowa First Bancshares Corp. hereby severally constitute George A. Shepley and Kim K. Bartling, and each of them, our true and lawful attorneys with full power to them, and each of them, to sign for us and in our name, the capacities indicated below, Annual Report of From 10-K of Iowa First Bancshares Corp. for the fiscal year ended December 31, 1999, to be filed herewith and any amendments to said Annual Report, and generally do all such things in our name and behalf in our capacities as directors to enable Iowa First Bancshares Corp. to comply with the provisions of the Securities Exchange Act of 1934 as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or either of them, to said Annual Report on Form 10-K and any and all amendments thereto.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                           Title                      Date

/s/ Roy J. Carver, Jr.                   Director              February 17, 2000
----------------------                                         -----------------
Roy J. Carver, Jr.

/s/ Larry L. Emmert                      Director              February 17, 2000
-------------------                                            -----------------
Larry L. Emmert

/s/ Craig R. Foss                        Director              February 17, 2000
-----------------                                              -----------------
Craig R. Foss

/s/ Donald R. Heckman                    Director              February 17, 2000
---------------------                                          -----------------
Donald R. Heckman

/s/ Dean H. Holst                        Director              February 17, 2000
-----------------                                              -----------------
Dean H. Holst

/s/ David R. Housley                     Director              February 17, 2000
--------------------                                           -----------------
David R. Housley

/s/ D. Scott Ingstad                     Director              February 17, 2000
--------------------                                           -----------------
D. Scott Ingstad

/s/ Victor G. McAvoy                     Director              February 17, 2000
--------------------                                           -----------------
Victor G. McAvoy

/s/ John "Jay" S. McKee                  Director              February 17, 2000
-----------------------                                        -----------------
John "Jay" S. McKee

/s/ Beverly J. White                     Director              February 17, 2000
--------------------                                           -----------------
Beverly J. White

                       ITEM 14 (a) (3) - INDEX OF EXHIBITS
                       -----------------------------------

         Exhibit                                            Page
         -------                                            ----

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

(13)  Registrant's 1999 Annual Report to
      Shareholders

(20)  Registrant's Proxy Statement Dated
      March 17, 2000

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