Form 10-Q
period 2000-03-31
IOWA FIRST BANCSHARES CORP
filed 2000-05-15
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended March 31, 2000

                              OR

_____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from _______ to _______

                         Commission file number 2-89283


                           IOWA FIRST BANCSHARES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        STATE  OF  IOWA                                           42-1211285
------------------------------                               -------------------
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

At March 31, 2000 there were 1,533,001 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q




                                                                        PAGE NO.

PART 1    Financial Information

         Item 1.   Financial Statements

                   Consolidated Condensed Balance Sheets, March 31,
                     2000 and December 31, 1999

                   Consolidated Condensed Statements of Operations,
                     Three Months Ended March 31, 2000 and 1999

                   Consolidated Condensed Statements of Cash Flows,
                     Three Months Ended March 31, 2000 and 1999

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

         Item 4.   Submission of Matters to a Vote of Security Holders

         Item 6.   Exhibits and Reports on Form 8-K


Signatures

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                          March 31, December 31,
                                                            2000        1999
                                                         -----------------------
ASSETS

Cash and due from banks ................................  $  13,532   $  15,304

Investment securities available for sale ...............     66,585      62,950

Federal funds sold and securities
  purchased under resale agreements ....................      3,475      15,800

Loans, net of allowance for possible loan
  losses March 31, 2000, $3,128;
  December 31, 1999, $3,091 ............................    270,473     266,992

Bank premises and equipment, net .......................      5,339       5,456

Other assets ...........................................      4,419       4,527
                                                          ---------------------

      TOTAL ASSETS .....................................  $ 363,823   $ 371,029
                                                          =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

Noninterest bearing deposits ...........................  $  42,408   $  47,175
Interest bearing deposits ..............................    221,236     222,397
                                                          ---------------------
      TOTAL DEPOSITS ...................................  $ 263,644   $ 269,572
Notes Payable ..........................................      6,828       6,869
Securities sold under agreements to
  repurchase ...........................................      3,767       4,626
Federal Home Loan Bank advances ........................     64,995      64,621
Treasury tax and loan open note ........................        948       2,211
Other liabilities ......................................      2,038       1,937
                                                          ---------------------

     TOTAL LIABILITIES .................................  $ 342,220   $ 349,836
                                                          ---------------------

STOCKHOLDERS' EQUITY

Common Stock ...........................................  $     200   $     200
Surplus ................................................      4,349       4,349
Retained earnings ......................................     28,147      27,585
                                                          ---------------------
                                                          $  32,696   $  32,134
Accumulated other comprehensive (loss) .................       (716)       (649)
Less net cost of common shares acquired for the treasury    (10,377)    (10,292)
                                                          ---------------------
      TOTAL STOCKHOLDERS' EQUITY .......................  $  21,603   $  21,193
                                                          ---------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........  $ 363,823   $ 371,029
                                                          =====================

See Notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                2000       1999
                                                              ------------------

INTEREST INCOME:
   Interest and fees on loans ............................     $5,493     $5,061
   Interest on investment securities available for sale ..        954        834
   Interest on federal funds sold and securities
     purchased under resale agreements ...................         97        127
                                                               -----------------

   Total interest income .................................     $6,544     $6,022
                                                               -----------------

INTEREST EXPENSE:
   Interest on deposits ..................................     $2,464     $2,300
   Interest on notes payable .............................        128        133
   Interest on other borrowed funds ......................      1,063        835
                                                               -----------------

   Total interest expense ................................     $3,655     $3,268
                                                               -----------------

   Net interest income ...................................     $2,889     $2,754

Provision for loan losses ................................         42         54
                                                               -----------------

   Net interest income after provision for
      loan losses ........................................     $2,847     $2,700

Investment securities gains ..............................          8       --
Other income .............................................        516        455
Other expense ............................................      2,083      1,972
                                                               -----------------

   Income before income taxes ............................     $1,288     $1,183
Applicable income taxes ..................................        404        374
                                                               -----------------
Net income ...............................................     $  884     $  809
                                                               =================
Net income per common share:
   Basic .................................................     $ 0.58     $ 0.53
                                                               =================

   Diluted ...............................................     $ 0.58     $ 0.53
                                                               =================

Dividends declared per common share ......................     $ 0.21     $ 0.21
                                                               =================

Comprehensive income .....................................     $  817     $  578
                                                               =================

See Notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 2000 and 1999
                                 (In Thousands)


                                                                        2000        1999
                                                                      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ........................................................   $    884    $    809
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Proceeds from  FHLMC ...........................................        - -         994
   Loans underwritten for FHLMC ...................................        - -        (987)
   Gains on loans sold to FHLMC ...................................        - -          (7)
   Provision for loan losses ......................................         42          54
   Investment securities (gains), net .............................         (8)        - -
   Depreciation ...................................................        160         159
   Amortization of premiums and accretion of discounts
     on investment securities available for sale, net .............         16          39
  (Increase) decrease in other assets .............................        126        (509)
   Increase (decrease) in other liabilities .......................        100        (130)
                                                                      --------------------
Net cash provided by operating activities .........................   $  1,320    $    422
                                                                      --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in federal funds sold ..................   $ 12,325    $ (2,270)
   Proceeds from sales, maturities, calls and paydowns of available
   for sale securities ............................................      2,698       5,595
   Purchases of available for sale securities .....................     (6,426)    (11,280)
   Net (increase) in loans ........................................     (3,523)     (7,590)
   Purchases of bank premises and equipment .......................        (43)        (33)
                                                                      --------------------
   Net cash provided by (used in) investing activities ............   $  5,031    $(15,578)
                                                                      --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in noninterest bearing deposits ........   $ (4,767)   $  1,713
   Net increase (decrease) in interest bearing deposits ...........     (1,161)      9,445
   Net increase (decrease) in securities sold under
     agreements to repurchase .....................................       (859)        206
   Repayment of notes payable .....................................        (41)        - -
   Net increase (decrease) in other borrowings ....................       (889)      1,367
   Cash dividends paid ............................................       (321)       (320)
   Purchases of common stock for the treasury .....................        (85)        - -
                                                                      --------------------
   Net cash provided by (used in) financing activities ............   $ (8,123)   $ 12,411
                                                                      --------------------

   Net (decrease) in cash and due from banks ......................     (1,772)     (2,745)

Cash and due from banks:
   Beginning ......................................................     15,304      14,408
                                                                      --------------------
   Ending .........................................................   $ 13,532    $ 11,663
                                                                      ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
     Interest .....................................................   $  3,638    $  3,198

     Income taxes .................................................   $     44    $     24

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


Note 2.  Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 6,000,000 shares and 500,000 shares, respectively. Basic earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Diluted earnings per share is arrived at by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period. The average number of shares of common stock outstanding for the first three months of 2000 and 1999 were 1,536,538 and 1,532,424, respectively. There were no common stock equivalents in 2000 or 1999.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Discussion and Analysis of Financial Condition

The Company's total assets at March 31, 2000, were $363,823,000. Muscatine's total assets were $267,688,000 which reflects a $4,712,000 (1.7%) decrease from December 31, 1999, total assets. Fairfield's total assets were $95,542,000 at March 31, 2000, which is a decrease of $2,106,000 (2.2%) when compared to December 31, 1999, total assets. Total consolidated assets decreased by 1.9% during the first three months of 2000.

Net loans totaled $270,473,000 at March 31, 2000. Net loans at Muscatine increased by $2,910,000 (1.5%) during the first three months. Net loans increased at Fairfield by $571,000 (0.8%) during the first three months. Consolidated net loans increased by $3,481,000 (1.3%) year-to-date.

Total available for sale securities increased $3,635,000 during the first three months of 2000 while federal funds sold decreased $12.3 million. The Banks emphasize purchase of securities with maturities of five years and less as such purchases offer reasonable yields with little credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities have been purchased in order to enhance overall portfolio yield without significantly increasing risk. At March 31, 2000, less than 35% of investment securities mature in more than five years and less than 10% mature in more than ten years. One security has been sold during the year with proceeds totaling $18,000. A gain of $8,000 was recognized on this sale.

Total deposits at March 31, 2000, were $263,644,000. Deposits at Muscatine decreased $3,705,000 (2.0%) from the prior year end. Fairfield's total deposits decreased $2,235,000 (2.8%) during the same period. This represents a combined deposit decrease of nearly $6 million (2.2%) for the Company during the first three months of 2000. Additionally, securities sold under agreements to repurchase decreased $859,000 and advances borrowed from the Federal Home Loan Bank increased $374,000 to total $65 million at quarter end.

Results of Operations

Consolidated net income was $884,000, or $.58 per share, for the first quarter of 2000. This was $75,000 or 9.3% more than the same period last year. Net interest income grew from the first quarter of 1999 to the first quarter of 2000 by $135,000 (4.9%), other income increased over the same period by $61,000 (13.4%), and operating expenses grew $111,000 (5.6%).

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

Provisions for loan losses were $42,000 for the three months ended March 31, 2000, this was $12,000 less than the first quarter of 1999. Net loan charge-offs totaled only $5,000 compared to net charge-offs of $83,000 for the first quarter of 1999.

Nonaccrual loans totaled $452,000 at March 31, 2000, $41,000 less than the end of the first quarter in 1999. Other real estate owned totaled $411,000, a reduction of $225,000, and loans past due 90 days or more and still accruing totaled only $38,000 which was $315,000 less than at the end of the first quarter of 1999. The reserve for loan losses of $3,128,000 represents 1.2% of net loans and 347% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

The efficiency ratio, defined as noninterest expense as a percent of net interest income plus noninterest income, was 61.2% for the first three months of 2000 compared to 59.7% for all of 1999.

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At March 31, 2000, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range and, thus, the Company is theoretically positioned to benefit from a decline in interest rates within the next year.

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at March 31, 2000, were $263,644,000 or 72% of total liabilities and equity.

Securities available for sale with a cost totaling $67,705,000 at quarter-end included net unrealized losses of $1,120,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by Management.

Capital

Stockholders' equity increased $410,000 during the three months ended March 31, 2000.

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

A comparison of the Company's capital as of March 31, 2000 with the requirements to be considered adequately capitalized is presented below.

                                                          For Capital
                                             Actual     Adequacy Purposes
                                             ----------------------------

Tier 1 risk-based capital                     8.50%           4.00%
Total risk-based capital                      9.72%           8.00%
Tier 1 leverage ratio                         6.04%           4.00%


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

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                                OTHER INFORMATION




ITEM 4.   Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of the Company held at its offices on April 20, 2000, the shareholders elected the following individuals to the Board of Directors for the indicated terms:

                        Votes in Favor   Votes Against    Term
                        ----------------------------------------

Larry L. Emmert            1,271,087           0         3 Years
David R. Housley           1,264,769           0         3 Years
George A. Shepley          1,266,479           0         3 Years
Kim K. Bartling            1,269,479           0         3 Years


ITEM 6.  Exhibits and reports on Form 8-K.

         Reports on Form 8-K.      No Form 8-K has been  filed for
                                   the quarter ended March 31, 2000.

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


May 15, 2000                 /s/ George A. Shepley
----------------             -------------------------------------
Date                         George A. Shepley, Chairman of
                             the Board and Chief Executive Officer


May 15, 2000                 /s/ Kim K. Bartling
----------------             -------------------------------
Date                         Kim K. Bartling, Executive Vice
                             President, Chief Operating
                             Officer & Treasurer