Form 10-Q
period 2000-06-30
IOWA FIRST BANCSHARES CORP
filed 2000-08-14
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended June 30, 2000
                                         -------------

                              OR

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

          For the transition period from _______ to _______

          Commission file number 2-89283
                                 -------


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

At June 30, 2000 there were 1,524,841 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



                                                                        PAGE NO.

PART 1    Financial Information

          Item 1.   Financial Statements

                    Consolidated Condensed Balance Sheets,
                    June 30, 2000 and December 31, 1999

                    Consolidated Condensed Statements of Operations, Three and Six Months Ended June 30, 2000 and 1999

                    Consolidated Condensed Statements of Cash Flows, Six Months Ended June 30, 2000 and 1999

                    Notes to Consolidated Condensed Financial Statements


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II  Other Information

         Item 6.    Exhibits and Reports on Form 8-K

         Signatures

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                          June 30,  December 31,
                                                           2000         1999
                                                         -----------------------
         ASSETS

Cash and due from banks .............................    $  12,169    $  15,304

Investment securities available for sale ............       68,531       62,950

Federal funds sold and securities purchased
  under resale agreements ...........................        5,900       15,800

Loans, net of allowance for possible loan losses
  June 30, 2000, $3,190; December 31, 1999, $3,091 ..      275,245      266,992

Bank premises and equipment, net ....................        5,221        5,456

Other assets ........................................        4,403        4,527
                                                         -----------------------

             TOTAL ASSETS ...........................    $ 371,469    $ 371,029
                                                         =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES
Noninterest bearing deposits ........................    $  44,719    $  47,175
Interest bearing deposits ...........................      218,682      222,397
                                                         -----------------------
          TOTAL DEPOSITS ............................    $ 263,401    $ 269,572
Notes payable .......................................        6,236        6,869
Securities sold under agreements to repurchase ......        3,476        4,626
Federal Home Loan Bank advances .....................       71,663       64,621
Treasury tax and loan open note .....................        2,500        2,211
Other liabilities ...................................        2,028        1,937
                                                         -----------------------
        TOTAL LIABILITIES ...........................    $ 349,304    $ 349,836

STOCKHOLDERS' EQUITY

Common stock ........................................    $     200    $     200
Surplus .............................................        4,349        4,349
Retained earnings ...................................       28,842       27,585
                                                         -----------------------
                                                         $  33,391    $  32,134
Accumulated other comprehensive (loss) ..............         (661)        (649)
Less net cost of common shares acquired for the
   treasury .........................................      (10,565)     (10,292)
                                                         -----------------------
       TOTAL STOCKHOLDERS' EQUITY ...................    $  22,165    $  21,193
                                                         -----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........    $ 371,469    $ 371,029
                                                         =======================

See Notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                  Three Months Ended   Six Months Ended
                                                       June 30,            June 30,
                                                  ------------------   -----------------
                                                    2000      1999      2000      1999
                                                   -----------------   -----------------
INTEREST INCOME:
   Interest and fees on loans ..................   $ 5,746   $ 5,169   $11,239   $10,230
   Interest on investment securities ...........       998       921     1,952     1,755
   Interest on federal funds sold and securities
     purchased under resale agreements .........        74       112       171       239
                                                   -----------------   -----------------
   Total interest income .......................   $ 6,818   $ 6,202   $13,362   $12,224
                                                   -----------------   -----------------

INTEREST EXPENSE:
   Interest on deposits ........................   $ 2,577   $ 2,394   $ 5,041   $ 4,694
   Interest on other borrowed funds ............     1,136       877     2,199     1,712
   Interest on notes payable ...................       120       131       248       264
                                                   -----------------   -----------------

   Total interest expense ......................   $ 3,833   $ 3,402   $ 7,488   $ 6,670
                                                   -----------------   -----------------

   Net interest income .........................   $ 2,985   $ 2,800   $ 5,874   $ 5,554

Provision for possible loan losses .............       117       112       159       166
                                                   -----------------   -----------------

   Net interest income after provision for
     possible loan losses ......................   $ 2,868   $ 2,688   $ 5,715   $ 5,388

Investment securities gains ....................        --        --         8      --
Other income ...................................       564       490     1,080       945
Other expense ..................................     1,935     1,913     4,018     3,885
                                                   -----------------   -----------------
   Income before income taxes ..................   $ 1,497   $ 1,265   $ 2,785   $ 2,448
Applicable income taxes ........................       481       390       885       764
                                                   -----------------   -----------------

Net income .....................................   $ 1,016   $   875   $ 1,900   $ 1,684
                                                   =================   =================

Net income per common share :
  Basic ........................................   $  0.66   $  0.57   $  1.24   $  1.10
                                                   =================   =================

  Diluted ......................................   $  0.66   $  0.57   $  1.24   $  1.10
                                                   =================   =================


Dividends declared per common share ............   $  0.21   $  0.21   $  0.42   $  0.42
                                                   =================   =================

Comprehensive income ...........................   $ 1,071   $   337   $ 1,888   $   915
                                                   =================   =================

See Notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 For The Six Months Ended June 30, 2000 and 1999
                                 (In Thousands)

                                                                        2000        1999
                                                                      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ........................................................   $  1,900    $  1,684
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Proceeds from sale of loans ....................................        164       1,737
   Loans underwritten for sale ....................................       (163)     (1,724)
   Gains on loans sold ............................................         (1)        (13)
   Provision for possible loan losses .............................        159         166
   Investment securities (gains) ..................................         (8)         --
   Depreciation ...................................................        322         319
   Amortization of premiums and accretion of discounts
     on investment securities, net ................................         15          66
  (Increase) decrease in other assets .............................        128        (627)
  (Decrease) increase in other liabilities ........................         91        (291)
                                                                      --------------------
Net cash provided by operating activities .........................   $  2,607    $  1,317
                                                                      --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net decrease in federal funds sold .............................   $  9,900    $ 11,655
   Proceeds from sales, maturities, calls and paydowns of available
     for sale securities ..........................................      6,459      10,144
   Purchases of available for sale securities .....................    (12,063)    (19,059)
   Net (increase) in loans ........................................     (8,412)    (13,994)
   Purchases of bank premises and equipment .......................        (87)       (136)
                                                                      --------------------
   Net cash (used in) investing activities ........................   $ (4,203)   $(11,390)
                                                                      --------------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) in noninterest bearing deposits .................   $ (2,456)   $ (3,922)
   Net increase (decrease) in interest bearing deposits ...........     (3,715)      3,190
   Net (decrease) in securities sold under agreements to
     repurchase ...................................................     (1,150)     (1,465)
   Payments of advances from Federal Home Loan Bank ...............     (5,308)       (271)
   Advances from Federal Home Loan Bank ...........................     12,350       5,350
   Net increase in treasury tax and loan open note ................        289       2,320
   Repayment of notes payable .....................................       (633)       (300)
   Net increase in federal funds purchased ........................         --       1,875
   Cash dividends paid ............................................       (643)       (642)
   Purchases of common stock for the treasury .....................       (273)         --
                                                                      --------------------

   Net cash (used in) provided by financing activities ............   $ (1,539)   $  6,135
                                                                      --------------------

   Net (decrease) in cash and due from banks ......................   $ (3,135)   $ (3,938)

Cash and due from banks:
   Beginning ......................................................     15,304      14,408
                                                                      --------------------

   Ending .........................................................   $ 12,169    $ 10,470
                                                                      ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
      Interest ....................................................   $  7,365    $  6,582
      Income taxes ................................................   $    953    $    770

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

Presentation of cash flows:

For purposes of reporting cash flows, cash and due from banks includes cash on-hand, amounts due from banks, and cash items in process of clearing. Cash flows from federal funds sold and other overnight investments, loans, deposits, securities sold under agreements to repurchase, and treasury tax and loan open note are reported net.

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

Note 2.  Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 6,000,000 shares and 500,000 shares, respectively. Basic earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Diluted earnings per share is arrived at by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period. The average number of shares of common stock outstanding for the second quarter of 2000 and 1999 were 1,530,258 and 1,532,424, respectively. The average number of shares of common stock outstanding for the first six months of 2000 and 1999 were 1,533,398 and 1,532,424, respectively. There were no common stock equivalents in 2000 or 1999.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Discussion and Analysis of Financial Condition

The Company's total assets at June 30, 2000, were $371,469,000. Muscatine's total assets were $276,738,000 which reflects a $4,338,000 (1.6%) increase from December 31, 1999, total assets. Fairfield's total assets were $94,183,000 at June 30, 2000, which is a decrease of $3,465,000 (3.5%) when compared to December 31, 1999, total assets. Total consolidated assets increased by 0.1% during the first six months of 2000.

Net loans totaled 275,245,000 at June 30, 2000. Net loans at Muscatine increased by $7,294,000 (3.7%) during the first six months. Net loans increased at Fairfield by $959,000 (1.4%) during the first six months. Consolidated net loans increased by $8,253,000 (3.1%) year-to-date.

Total available for sale securities increased $5,581,000 during the first six months of 2000 while federal funds sold decreased $9.9 million. The Banks emphasize purchase of securities with maturities of five years and less as such purchases offer reasonable yields with little credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities have been purchased in order to enhance overall portfolio yield without significantly increasing risk. At June 30, 2000, less than 40% of investment securities mature in more than five years and less than 15% mature in more than ten years. One security has been sold during the year with proceeds totaling $18,000. A gain of $8,000 was recognized on this sale.

Total deposits at June 30, 2000, were $263,401,000. Deposits at Muscatine decreased $2,670,000 (1.4%) from the prior year end. Fairfield's total deposits decreased $3,503,000 (4.4%) during the same period. This represents a combined deposit decrease of 2.3% for the Company during the first six months of 2000. Additionally, securities sold under agreements to repurchase decreased $1,150,000 and advances borrowed from the Federal Home Loan Bank increased $7,042,000 to total $71.7 million at quarter end.

Results of Operations

Consolidated net income was $1,016,000, or $.66 per share, for the second quarter of 2000. This was $141,000 or 16.1% more than the same period last year. For the first six months, net income totaled $1,900,000 or $1.24 per share compared to $1,684,000 or $1.10 per share last year. Net interest income grew from the second quarter of 1999 to the second quarter of 2000 by $185,000 (6.6%), other income increased over the same period by $74,000 (15.1%), and operating expenses increased $22,000 or only 1.2%. For the six month period ended June 30, 2000 compared to the same six month period in 1999, net interest margin increased $320,000 (5.8%), other income increased $135,000 (14.3%), and operating expenses rose $133,000 or only 3.4%.

The Company has been able to expand net interest income, as compared to the prior year by actively managing asset quality, growth of the loan portfolio, and rates paid on assets and liabilities. Management has expressed concern for several quarters, however, as to the ability to continue increasing net interest income each successive quarter. The increased usage of wholesale funding sources, while mitigating intermediate and long-term interest rate risk, increases interest expense. The interest expense associated with the debt incurred to purchase treasury shares also adds pressure to the net interest income. Finally, the intense competition for all types of loans and deposits does not afford the Company much pricing power when dealing with customers.

Provisions for loan losses were $117,000 and $159,000 for the three and six months ended June 30, 2000. This was $7,000 less than the six month period ended June 30,1999. Net loan charge-offs totaled $61,000 during the first six months of 2000. This represents only 0.02% of quarter-end net loans.

Nonaccrual loans totaled $590,000 at June 30, 2000. Other real estate owned totaled $366,000, and loans past due 90 days or more and still accruing totaled $295,000. The reserve for loan losses of $3,190,000 represents 1.2% of net loans and 255% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

The efficiency ratio, defined as noninterest expense as a percent of net interest income plus noninterest income, was 57.8% for the first six months of 2000 compared to 59.7% for all of 1999. A lower efficiency ratio signifies a more efficiently operated organization.

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At June 30, 2000, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range and, thus, the Company is theoretically positioned to benefit from a decline in interest rates within the next year.

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at June 30, 2000, were $263,401,000 or 71% of total liabilities and equity.

Securities available for sale with a cost totaling $69,584,000 at quarter-end included net unrealized losses of $1,053,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by Management.

Capital

Retained earnings increased $695,000 during the three months, and $1,257,000 during the six months, ended June 30, 2000.

The Company has repurchased during the first six months of the year 11,860 shares of its common stock for a total cost of $272,000.

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

A comparison of the Company's capital as of June 30, 2000 with the requirements to be considered adequately capitalized is presented below.

                                                         For Capital
                                             Actual   Adequacy Purposes
--------------------------------------------------------------------------------

Tier 1 risk-based capital                     8.53%           4.00%
Total risk-based capital                      9.75%           8.00%
Tier 1 leverage ratio                         6.10%           4.00%


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

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                                OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.


         Reports on Form 8-K.      No Form 8-K has been  filed for
                                   the quarter ended June 30, 2000.

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

August 9, 2000               /s/ George A. Shepley
----------------             -------------------------------------
Date                         George A. Shepley, Chairman of
                             the Board and Chief Executive Officer

August 9, 2000               /s/ Kim K. Bartling
----------------             -------------------------------------
Date                         Kim K. Bartling, Executive Vice
                             President, Chief Operating
                             Officer & Treasurer