Form 10-Q
period 2000-09-30
IOWA FIRST BANCSHARES CORP
filed 2000-11-14
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

 X        QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
---       EXCHANGE ACT OF 1934.

          For the quarterly period ended September 30, 2000
                                         ------------------

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

                             300 East Second Street
                              Muscatine, Iowa 52761
                             ----------------------
                    (Address of principal executive offices)

                                  319-263-4221
                                  ------------


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

YES  X     NO_____
   -----



At September 30, 2000 there were 1,516,888 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                                    INDEX TO FORM 10-Q

                                                                        PAGE NO.

PART 1    Financial Information

         Item 1.   Financial Statements

                           Consolidated Condensed Balance Sheets,
                           September 30, 2000 and December 31, 1999

                           Consolidated Condensed Statements of

                           Operations, Three and Nine Months Ended

                           September 30, 2000 and 1999

                           Consolidated Condensed Statements of

                           Cash Flows, Nine Months Ended

                           September 30, 2000 and 1999

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

PART II   Other Information

         Item 6.   Exhibits and Reports on Form 8-K

         Signatures

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                         September 30, December 31,
                                                              2000        1999
                                                         --------------------------
ASSETS
Cash and due from banks ................................  $  13,851   $  15,304

Investment securities available for sale ...............     67,144      62,950

Federal funds sold and securities
  purchased under resale agreements ....................      5,850      15,800

Loans, net of allowance for possible loan
  losses September 30, 2000, $3,252;
  December 31, 1999, $3,091 ............................    271,525     266,992

Bank premises and equipment, net .......................      5,080       5,456

Other assets ...........................................      7,962       4,527
                                                          ---------   ---------

       TOTAL ASSETS ....................................  $ 371,412   $ 371,029
                                                          =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES

Noninterest bearing deposits ...........................  $  40,543   $  47,175
Interest bearing deposits ..............................    225,634     222,397
                                                          ---------   ---------
        TOTAL DEPOSITS .................................  $ 266,177   $ 269,572
Notes payable ..........................................      6,218       6,869
Securities sold under agreements to
  repurchase ...........................................      4,173       4,626
Federal Home Loan Bank advances ........................     67,874      64,621
Treasury tax and loan open note ........................      1,930       2,211
Other liabilities ......................................      2,134       1,937
                                                          ---------   ---------
       TOTAL LIABILITIES ...............................  $ 348,506   $ 349,836

 STOCKHOLDERS' EQUITY

Common stock ...........................................  $     200   $     200
Surplus ................................................      4,349       4,349
Retained earnings ......................................     29,326      27,585
                                                          ---------   ---------
                                                          $  33,875   $  32,134
Accumulated other comprehensive (loss) .................       (221)       (649)
Less net cost of common shares acquired for the treasury    (10,748)    (10,292)
                                                          ---------   ---------
         TOTAL STOCKHOLDERS' EQUITY ....................  $  22,906   $  21,193
                                                          ---------   ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 371,412   $ 371,029
                                                          =========   =========

See Notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                   Three Months Ended   Nine Months Ended
                                                      September 30,       September 30,
                                                   ------------------   ----------------

                                                      2000     1999      2000     1999
                                                   -----------------    ----------------

INTEREST INCOME:
   Interest and fees on loans ..................   $ 5,840   $ 5,437   $17,079   $15,667
   Interest on investment securities ...........     1,011       941     2,963     2,696
   Interest on federal funds sold and securities
     purchased under resale agreements .........        22         6       193       245
                                                   -------   -------   -------   -------

   Total interest income .......................   $ 6,873   $ 6,384   $20,235   $18,608
                                                   -------   -------   -------   -------

INTEREST EXPENSE:
   Interest on deposits ........................   $ 2,674   $ 2,326   $ 7,715   $ 7,020
   Interest on other borrowed funds ............     1,276     1,030     3,475     2,742
   Interest on notes payable ...................       117       131       365       395
                                                   -------   -------   -------   -------

   Total interest expense ......................   $ 4,067   $ 3,487   $11,555   $10,157
                                                   -------   -------   -------   -------

   Net interest income .........................   $ 2,806   $ 2,897   $ 8,680   $ 8,451

Provision for possible loan losses .............       125        90       284       256
                                                   -------   -------   -------   -------

   Net interest income after provision for
     possible loan losses ......................   $ 2,681   $ 2,807   $ 8,396   $ 8,195

Investment securities gains ....................        --         4         8         4
Other income ...................................       543       529     1,623     1,474
Other expense ..................................     2,082     2,053     6,100     5,938
                                                   -------   -------   -------   -------

   Income before income taxes ..................   $ 1,142   $ 1,287   $ 3,927   $ 3,735
Applicable income taxes ........................       340       408     1,225     1,172
                                                   -------   -------   -------   -------

Net income .....................................   $   802   $   879   $ 2,702   $ 2,563
                                                   =======   =======   =======   =======

Net income per common share :

  Basic ........................................   $  0.53   $  0.57   $  1.77   $  1.67
                                                   =======   =======   =======   =======

  Diluted ......................................   $  0.53   $  0.57   $  1.77   $  1.67
                                                   =======   =======   =======   =======


Dividends declared per common share ............   $  0.21   $  0.21   $  0.63   $  0.63
                                                   =======   =======   =======   =======

Comprehensive income ...........................   $ 1,242   $   644   $ 3,130   $ 1,559
                                                   =======   =======   =======   =======

See Notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              For The Nine Months Ended September 30, 2000 and 1999
                                 (In Thousands)

                                                                         2000        1999
                                                                      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ........................................................   $  2,702    $  2,563
Adjustments to reconcile  net  income  to  net
cash  provided  by  operating activities:
   Proceeds from sale of loans ....................................      1,192       1,936
   Loans underwritten for sale ....................................     (1,185)     (1,922)
   Gains on loans sold ............................................         (7)        (14)
   Provision for possible loan losses .............................        284         256
   Investment securities (gains), net .............................         (8)         (4)
   Depreciation ...................................................        479         478
   Amortization of premiums and accretion of discounts
     on investment securities, net ................................          5          86
  (Increase) in other assets ......................................       (550)     (1,069)
  (Decrease) increase in other liabilities ........................        201        (263)
                                                                      ---------   --------
Net cash provided by operating activities .........................   $  3,113    $  2,047
                                                                      ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net decrease in federal funds sold .............................   $  9,950    $ 12,555
   Proceeds from sales, maturities, calls and paydowns of available
     for sale securities ..........................................      8,654      17,472
   Purchases of available for sale securities .....................    (12,163)    (25,555)
   Net (increase) in loans ........................................     (4,817)    (21,080)
   Purchases of bank premises and equipment .......................       (103)       (177)
   Increase in cash surrender value of life insurance .............     (3,139)         --
                                                                      --------    --------
   Net cash provided by (used in) investing activities ............   $ (1,618)   $(16,785)
                                                                      --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) in noninterest bearing deposits .................   $ (6,632)   $ (5,881)
   Net increase (decrease) in interest bearing deposits ...........      3,237      (1,315)
   Net (decrease) in securities sold under
     agreements to repurchase .....................................       (453)       (664)
   Payments of advances from Federal Home Loan Bank ...............    (12,097)       (271)
   Advances from Federal Home Loan Bank ...........................     15,350      16,289
   Net increase (decrease) in treasury tax and loan open note .....       (281)      2,388
   Proceeds from notes payable ....................................         25          --
   Repayments of notes payable ....................................       (676)       (339)
   Net increase in federal funds purchased ........................         --       2,500
   Cash dividends paid ............................................       (965)       (964)
   Purchases of common stock for the treasury .....................       (456)        (85)
                                                                      --------    --------

   Net cash provided by (used in) financing activities ............   $ (2,948)   $ 11,658
                                                                      --------    --------

   Net (decrease) in cash and due from banks ......................     (1,453)     (3,080)

Cash and due from banks:
   Beginning ......................................................   $ 15,304    $ 14,408
                                                                      --------    --------

   Ending .........................................................   $ 13,851    $ 11,328
                                                                      ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash payments for:   Interest ..................................   $ 11,064    $ 10,064

                        Income taxes ..............................   $  1,390    $  1,182

See Notes to Consolidated Condensed Financial Statements

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

Note 2.  Capital Stock and Earnings Per Share

Common and preferred stock authorized total 6,000,000 and 500,000 shares, respectively. Basic earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Diluted earnings per share is arrived at by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period. The average number of shares of common stock outstanding for the third quarter of 2000 and 1999 were 1,520,679 and 1,531,341, respectively. The average number of shares of common stock outstanding for the first nine months of 2000 and 1999 were 1,529,158 and 1,532,063, respectively. There were no common stock equivalents in 2000 or 1999.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and Analysis of Financial Condition

The Company's total assets at September 30, 2000, were $371,412,000. Muscatine's total assets were $273,958,000 which reflects a $1,558,000 (0.6%) increase from December 31, 1999, total assets. Fairfield's total assets were $96,915,000 at September 30, 2000, which is a decrease of $733,000 (0.8%) when compared to December 31, 1999, total assets. Total consolidated assets increased by 0.1% during the first nine months of 2000.

Net loans totaled 271,525,000 at September 30, 2000. Net loans at Muscatine increased by $5,893,000 (3.0%) during the first nine months. Net loans decreased at Fairfield by $1,360,000 (1.9%) during the first nine months. Consolidated net loans increased by $4,533,000 (1.7%) year-to-date.

Total available for sale securities increased $4,194,000 during the first nine months of 2000 while federal funds sold decreased $9,950,000. The Banks emphasize purchase of securities with maturities of five years and less as such purchases offer reasonable yields with little credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities have been purchased in order to enhance overall portfolio yield without significantly increasing risk. At September 30, 2000, less than 45% of investment securities mature in more than five years and less than 15% mature in more than ten years. One security has been sold during the year with proceeds totaling $18,000. A gain of $8,000 was recognized on this sale.

Total deposits at September 30, 2000, were $266,177,000. Deposits at Muscatine decreased $1,819,000 (1.0%) from the prior year end. Fairfield's total deposits decreased $1,586,000 (2.0%) during the same period. This represents a combined deposit decrease of 1.3% for the Company during the first nine months of 2000. Additionally, securities sold under agreements to repurchase decreased $453,000 and advances borrowed from the Federal Home Loan Bank increased $3,253,000 to total $67.9 million at quarter end.

During the three months ended September 30, 2000, the Company entered into deferred compensation agreements with various directors and executive officers. As of September 30, 2000 the Company has accrued approximately $200,000 for the agreements. Related to the agreements, the Company has purchased various life insurance contracts. The cash value of these life insurance contracts is $3,139,000 as of September 30, 2000 and is included with other assets in the consolidated balance sheet.


Results of Operations

Consolidated net income was 802,000, or $.53 per share, for the third quarter of 2000. This was $77,000 or 8.8% less than the same period last year. For the first nine months, net income totaled $2,702,000 or $1.77 per share compared to $2,563,000 or $1.67 per share last year. Net interest income declined from the third quarter of 1999 to the third quarter of 2000 by $91,000 (3.1%), other income increased over the same period by $14,000 (2.6%), and operating expenses increased $29,000 or only 1.4%. For the nine month period ended September 30, 2000 compared to the same nine month period in 1999, net interest margin increased $229,000 (2.7%), other income increased $149,000 (10.1%), and operating expenses rose $162,000 (2.7%).

The Company has been able to expand net interest income year-to-date, as compared to the prior year by actively managing asset quality, growth of the loan portfolio, and yields on assets and liabilities. Management has expressed concern for several quarters, however, as to the ability to continue increasing net interest income each successive quarter. This concern became reality during the third quarter of 2000 as the Company's cost of funds grew faster than the rates earned on assets. The increased usage of wholesale funding sources, while mitigating intermediate and long-term interest rate risk, increases interest expense. The interest expense associated with the debt incurred to purchase treasury shares also adds pressure to the net interest income. Finally, the intense competition for all types of loans and deposits does not afford the Company a great deal of pricing power when dealing with customers.

Provisions for loan losses were $125,000 and $284,000 for the three and nine months ended September 30, 2000. This was $28,000 more than the nine month period ended September 30, 1999. Net loan charge-offs totaled $123,000 during the first nine months of 2000. This represents only 0.05% of quarter-end net loans.

Nonaccrual loans totaled $511,000 at September 30, 2000. Other real estate owned totaled $418,000, and loans past due 90 days or more and still accruing totaled $469,000. The reserve for loan losses of $3,252,000 represents 1.2% of net loans and 233% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

The efficiency ratio, defined as noninterest expense as a percent of net interest income plus noninterest income, was 59.2% for the first nine months of 2000 compared to 59.7% for all of 1999. A lower efficiency ratio signifies a more efficiently operated organization.

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At September 30, 2000, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range and, thus, the Company is theoretically positioned to benefit from a decline in interest rates within the next year.

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at September 30, 2000, were $266,177,000 or 72% of total liabilities and equity.

Securities available for sale with a cost totaling $67,497,000 at quarter-end included net unrealized losses of $353,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by Management.

Capital

Retained earnings increased $484,000 during the three months, and $1,741,000 during the nine months, ended September 30, 2000.

The Company has repurchased during the first nine months of the year 19,813 shares of its common stock for a total cost of $456,000.

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

A comparison of the Company's capital as of September 30, 2000 with the requirements to be considered adequately capitalized is presented below.

                                                                  For Capital
                                                      Actual   Adequacy Purposes
--------------------------------------------------------------------------------
Tier 1 risk-based capital ......................      8.70%           4.00%
Total risk-based capital .......................      9.95%           8.00%
Tier 1 leverage ratio ..........................      6.16%           4.00%

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

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                                OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.


         Reports on Form 8-K.      No Form 8-K has been  filed for
                                   the quarter ended September 30, 2000.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             IOWA FIRST BANCSHARES CORP.

                                  (Registrant)
11/14/00                     /s/ George A. Shepley
----------------             -------------------------------
Date                         George A. Shepley, Chairman of
                             the Board and Chief Executive Officer

11/14/00                     /s/ Kim K. Bartling
----------------             -------------------------------
Date                         Kim K. Bartling, Executive Vice
                             President, Chief Operating
                             Officer & Treasurer