Form 10-K
period 2000-12-31
IOWA FIRST BANCSHARES CORP
filed 2001-03-26
CIK 740155

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2000 or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

             For the transition period from__________ to __________.

                         Commission file number 2-89283

                           IOWA FIRST BANCSHARES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      An Iowa Corporation                                  42-1211285
-------------------------------                ---------------------------------
(State or other jurisdiction of                (I.R.S. Employer incorporation or
        organization)                                  Identification No.)

300 East Second Street, Muscatine, Iowa                      52761
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code   (319) 263-4221
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2001, was $26,230,578. As of February 28, 2001, 1,493,331 shares of the Registrant's common stock were outstanding.

Documents incorporated by reference:

Portions of the registrant's 2000 Annual Report are incorporated in Parts I and II of this Form 10-K. Portions of the registrant's Proxy Statement dated March 12, 2001 are incorporated in Part III of this Form 10-K.

The Exhibit Index is located on page 11.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page
                                                                             No.
                                                                            ----

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

On a full-time equivalent basis, year-end employment for the Company and its subsidiary banks totaled 123 employees.

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

The commercial banking business is highly competitive. Subsidiary banks compete with other commercial banks and with other financial institutions, including savings banks, mortgage banking companies, credit unions and mutual funds. In recent years, competition also has increased from institutions not necessarily subject to all the same regulatory restrictions or requirements as banks and bank holding companies.

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

Statistical information called for by this Item is contained in the Company's 2000 Annual Report to Shareholders which is incorporated by reference (pages 40
- 51 of this Form 10-K).

ITEM 2. PROPERTIES.

Since the Company commenced business, its principal executive office has been located at 300 East Second Street, Muscatine, Iowa, which is the principal office of First National Bank of Muscatine, a national banking association and a wholly owned subsidiary of the Company.

First National Bank of Muscatine conducts its operations from five facilities located in Muscatine. The main bank is located at 300 East Second Street and is a modern brick and steel building completed in 1979 containing 36,000 square feet of floor space on three floors. The bank owns both the building and the underlying real estate. All administrative functions of the bank are conducted at its main offices. Portions of the building are leased to commercial tenants. During 1997, a branch was opened inside the then new Wal-Mart Supercenter located on highway 61 at Muscatine. This branch and the Wal-Mart Supercenter were the first of their kind in Iowa. The bank operates this branch under a five year lease agreement with Wal-Mart, with two five year renewal options. Additionally, another new branch facility, which includes drive-through banking services and is located across the alley from the main Muscatine banking headquarters, was completed in the fall of 1997. This branch replaced a previous downtown branch. The bank owns this facility and the underlying real estate.

Two locations, in addition to the new Wal-Mart branch, provide banking services outside the Muscatine downtown area. The office at the Muscatine Mall is approximately two miles northeast of the main bank. The facility contains 2,304 square feet of floor space in a one-story concrete and steel building. The facility offers a walk-in lobby and night depository. The three-lane drive-up facility of this branch is located approximately 500 feet west of the branch at the parking lot of the mall. The building, drive-up facilities and real estate are leased. The terms of the lease provide for monthly payments of $2,304. This lease has expired. Management is negotiating with the new owners of the Muscatine Mall for construction of a freestanding building on Mall property with a long-term lease arrangement with First National Bank of Muscatine.

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

ITEM 3.   LEGAL PROCEEDINGS.
----------------------------

The Company has no pending legal proceedings which are material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                 PART I, TABLE I

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                             Family                               Position      Business Experience
Name                 Age   Relationship     Position             Held Since     During Past Five Years
------------------------------------------------------------------------------------------------------------------------------------
George A. Shepley     78      None       Chairman of the Board      1983        Chairman of the Board, 1983 to
                                         Director                   1983        Present, Chief Executive Officer,
                                                                                1983 to 2001, President, 1989 to
                                                                                1996, Iowa First Bancshares Corp.;
                                                                                Chairman of the Board, 1987 to present, President,
                                                                                1963 to 1989, First National Bank of Muscatine;
                                                                                Chairman of the Board, 1986 to
                                                                                present, First National Bank in
                                                                                Fairfield.

Kim K. Bartling       43      None       Executive Vice President   1996        Executive Vice President,
                                         Chief Operating Officer    1996        Chief Operating Officer
                                         Treasurer                  1988        and Treasurer of the
                                         Director                   1994        Company, December 1996 to
                                                                                present;  Senior Vice President,
                                                                                Chief Financial Officer and Treasurer
                                                                                of the Company, 1988 to 1996; Director of
                                                                                the Company since 1994;  Director of First
                                                                                National Bank of Muscatine, 1989 to present;
                                                                                Executive Vice President and
                                                                                Chief Financial Officer, First
                                                                                National Bank of Muscatine, 1996 to
                                                                                present; Senior Vice President/Chief
                                                                                Financial Officer, First National
                                                                                Bank of Muscatine, 1987 to
                                                                                1996; Director First National
                                                                                Bank in Fairfield, 1990 to present.

D. Scott Ingstad      50      None       Vice Chairman of                       Vice Chairman of the Board,
                                         the Board                  1999        October 1999 to present, Chief
                                         Chief Executive                        Executive Officer, January 2001 to
                                         Officer                    2001        present, Director, 1990 to present,
                                         President                  1996        President, 1996 to present, of the
                                         Director                   1990        Company; Director, President and  CEO,
                                                                                1990 to present, Vice Chairman of the
                                                                                Board, 1999 to present, First National
                                                                                Bank Of Muscatine.

Patricia R.           53      None       Secretary                1986          Corporate Secretary of
Thirtyacre                                                                      the Company, 1986 to present.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

The brokerage firms of Howe Barnes Investments, Inc. and Sandler O'Neill & Partners, L.P. make a market for the Company's common stock.

High and low common stock prices and dividends for the last two years were:

2000 by                                                               Dividend
Quarters                              High             Low            Per Share
--------------------------------------------------------------------------------

First .....................        $   24.00         $   22.13         $   0.21
Second ....................            23.00             22.00             0.21
Third .....................            23.00             18.00             0.21
Fourth ....................            23.00             18.50             0.21

Total Dividend
Paid                                                                      $0.84

1999 by                                                               Dividend
Quarters                              High            Low             Per Share
--------------------------------------------------------------------------------
First .....................        $   32.50         $   31.00         $   0.21
Second ....................            32.50             29.50             0.21
Third .....................            29.50             25.50             0.21
Fourth ....................            27.50             23.88             0.21

Total Dividend
Paid ......................                                           $    0.84

The above quotations were furnished by the brokerage firms that serve as market makers for the Company's stock. The quotations represent prices between dealers and do not include retail markup, markdown, or commissions.

Future dividends are dependent on future earnings, regulatory restrictions (see Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 40 - 51 of this Form 10-K; and Note 9 to the Company's Consolidated Financial Statements in the Company's 2000 Annual Report to Shareholders which is incorporated by reference, pages 30 - 32 of this Form 10-K), capital requirements, and the Company's financial condition.

As of February 28, 2001, the Company had approximately 400 shareholders of its outstanding class of common stock. The Iowa First Bancshares Corp. Employee Stock Ownership Plan with 401(k) Provisions is considered one shareholder as all shares owned by this plan are voted by the trustees of said plan unless the vote in question encompasses approval or disapproval of any corporate merger, consolidation, dissolution, or similar transaction.

ITEM 6. SELECTED FINANCIAL DATA.

The information called for by this Item is contained in the Company's 2000 Annual Report to Shareholders which is incorporated by reference (page 39 of this Form 10-K).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information called for by this Item is contained in the Company's 2000 Annual Report to Shareholders which is incorporated by reference (pages 40 - 51 of this Form 10-K).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information called for by this Item is contained in the Company's 2000 Annual Report to Shareholders which is incorporated by reference (pages 18 - 39 of this Form 10-K).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item is contained in the Company's 2000 Proxy Statement which is incorporated by reference (page 55 of this Form 10-K).

Director Compensation

The annual retainer that each outside Director of the Company received in 2000 was $5,500. The Company paid $125 for attendance at each committee meeting and special Board of Directors meeting. During 2000, each Director of the Company served as Director and member of committees for subsidiary boards and committees, with the exception of Mr. Carver who served only as a Director of the Company. The annual retainer fee paid to each outside subsidiary Director was $4,200, plus $125 to $250 for attendance at each committee meeting. Executive officers who also serve on the Board of Directors do not receive such retainer or committee fees. Additional information called for by this Item is contained in the Company's 2000 Proxy Statement which is incorporated by reference (page 59 of this Form 10-K).

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item is contained in the Company's 2000 Proxy Statement which is incorporated by reference (pages 57 - 59 of this Form 10-K).

ITEM 12. SECURITY OWNERHSIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information called for by this Item is contained in the Company's 2000 Proxy Statement which is incorporated by reference (pages 54 and 55 of this Form 10-K).

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


                                     PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) Documents Filed with This Report:

             (1) Financial  Statements.  The  following  consolidated  financial statements of the Company and its subsidiaries are incorporated by reference from the 2000 Annual Report to Shareholders of the
                 Company:

                                                                            Page

             Consolidated balance sheets -- dated December 31, 2000 and 1999.

             Consolidated statements of income -- years ended December 31, 2000, 1999, and 1998.

             Consolidated statements of changes in stockholders' equity -- years ended December 31, 2000, 1999, and 1998.

             Consolidated statements of cash flows - years ended
             December 31, 2000, 1999, and 1998.

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

             (c) Exhibits.  The following exhibits are attached pursuant to Item
                 601 of Regulation S-K:

                  (10c)  Executive Deferred Comp Agreements
                         1)  Kim Bartling
                         2)  Timothy Nelson
                         3)  Dean Holst
                         4)  Scott Ingstad
                  (10d)  Director Deferred Fee Agreement
                  (13)   Registrant's 2000 Annual Report to Shareholders
                  (20)   Registrant's Proxy Statement dated March 12, 2001
                  (24)   Power of Attorney

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

                                                 IOWA FIRST BANCSHARES CORP.

Date:  March 9, 2001                             /s/  George A. Shepley
       -------------                             -------------------------------
                                                 George A. Shepley
                                                 Chairman of the Board

Date:  March 9, 2001                             /s/  Kim K. Bartling
       -------------                             -------------------------------
                                                 Kim K. Bartling, Executive Vice
                                                 President, Chief Operating
                                                 Officer, Treasurer and Director
                                                 (Principal Financial and
                                                 Accounting Officer)

We, the undersigned directors of Iowa First Bancshares Corp. hereby severally constitute George A. Shepley and Kim Bartling, and each of them, our true and lawful attorneys with full power to them, and each of them, to sign for us and in our name, the capacities indicated below, the Annual Report on Form 10-K of Iowa First Bancshares Corp. for the fiscal year ended December 31, 2000, to be filed herewith and any amendments to said Annual Report, and generally do all such things in our name and behalf in our capacities as directors to enable Iowa First Bancshares Corp. to comply with the provisions of the Securities Exchange Act of 1934 as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or either of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                            Title             Date

/s/ Roy J. Carver, Jr.                      Director           February 15, 2001
----------------------                                         -----------------
Roy J. Carver, Jr.

/s/ Larry L. Emmert                         Director           February 15, 2001
-------------------                                            -----------------
Larry L. Emmert

/s/ Craig R. Foss                           Director           February 15, 2001
-----------------                                              -----------------
Craig R. Foss

/s/ Donald R. Heckman                       Director           February 15, 2001
---------------------                                          -----------------
Donald R. Heckman

/s/ Dean H. Holst                           Director           February 15, 2001
-----------------                                              -----------------
Dean H. Holst

/s/ David R. Housley                        Director           February 15, 2001
--------------------                                           -----------------
David R. Housley

/s/ D. Scott Ingstad                        Director           February 15, 2001
--------------------                                           -----------------
D. Scott Ingstad

/s/ Victor G. McAvoy                        Director           February 15, 2001
--------------------                                           -----------------
Victor G. McAvoy

/s/ John "Jay" S. McKee                     Director           February 15, 2001
-----------------------                                        -----------------
John "Jay" S. McKee

/s/ Beverly J. White                        Director           February 15, 2001
--------------------                                           -----------------
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

(10c) Executive Deferred Compensation Agreements

(10d) Director Deferred Fee Agreement

(13)  Registrant's 2000 Annual Report to Shareholders

(20)  Registrant's Proxy Statement Dated March 12, 2001

(21)  Subsidiaries of Registrant                   Incorporated by reference to Exhibit 21
                                                   to the registrant's Annual Report on
                                                   Form 10-K for the fiscal year ended
                                                   December 31, 1995.

(24)  Power of Attorney