Form 10-Q
period 2001-03-31
IOWA FIRST BANCSHARES CORP
filed 2001-05-15
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended March 31, 2001
                                         --------------

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

YES  X     NO_____
   -----

At March 31, 2001 there were 1,490,531 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                        PAGE NO.

PART 1    Financial Information

         Item 1.   Financial Statements

                   Consolidated Condensed Balance Sheets,
                   March 31, 2001 and December 31, 2000

                   Consolidated Condensed Statements of
                   Income, Three Months Ended
                   March 31, 2001 and 2000

                   Consolidated Condensed Statements of
                   Cash Flows, Three Months Ended
                   March 31, 2001 and 2000

                   Notes to Consolidated Condensed
                   Financial Statements

         Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations

PART II   Other Information

         Item 4.   Submission of Matters to a Vote of
                   Security Holders

         Item 6.   Exhibits and Reports on Form 8-K

Signatures

                                                             (In Thousands)
                                                        ------------------------
                                                        (Unaudited)
                                                          March 31, December 31,
                                                            2001        2000
                                                        ------------------------
               ASSETS

Cash and due from banks ................................  $  11,762   $  16,182
Investment securities available for sale ...............     58,344      63,059
Federal funds sold .....................................     11,750      14,650
Loans, net of allowance for possible loan losses
   March 31, 2001, $3,265; December 31, 2000, $3,268 ...    277,612     270,539
Bank premises and equipment, net .......................      5,086       4,936
Life insurance contracts ...............................      3,228       3,184
Restricted investment securities .......................      3,831       3,831
Other assets ...........................................      4,003       4,033
                                                          ----------------------
   TOTAL ASSETS ........................................  $ 375,616   $ 380,414
                                                          ======================

LIABILITIES AND STOCKHOLDERS' EQUITY  LIABILITIES
Noninterest bearing deposits ...........................  $  39,654   $  48,649
Interest bearing deposits ..............................    233,387     222,831
                                                          ----------------------
   TOTAL DEPOSITS ......................................    273,041     271,480
Notes payable ..........................................      6,107       6,276
Securities sold under agreements to
   repurchase ..........................................      3,406       3,950
Federal Home Loan Bank advances ........................     61,495      71,531
Treasury tax and loan open note ........................        460       1,187
Company obligated mandatorily redeemable preferred
   securities of subsidiary trust ......................      4,000          --
Other liabilities ......................................      2,543       2,240
                                                          ---------------------
   TOTAL LIABILITIES ...................................   351,052      356,664
                                                          ---------------------

Redeemable common stock held by employee stock
   ownership plan with 401(k) provisions (KSOP) ........     2,118        2,118
                                                          ---------------------
STOCKHOLDERS' EQUITY
Common stock ...........................................        200         200
Additional paid-in capital .............................      4,309       4,309
Retained earnings ......................................     30,377      29,852
Accumulated other comprehensive income .................        964         290
Less net cost of common shares acquired for the treasury    (11,286)    (10,901)
Less maximum cash obligation related to KSOP shares ....     (2,118)     (2,118)
                                                          ---------------------
   TOTAL STOCKHOLDERS' EQUITY ..........................     22,446      21,632
                                                          ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............  $ 375,616   $ 380,414
                                                          =====================

See Notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                    Three
                                                                 Months Ended
                                                                   March 31,
                                                                ----------------
                                                                 2001      2000
                                                                ----------------
INTEREST INCOME:
   Interest and fees on loans ..............................    $5,688    $5,493
   Interest on investment securities available for sale ....       872       897
   Interest on federal funds sold ..........................       159        97
   Dividends on restricted investment securities ...........        53        57
                                                                ----------------
   Total interest income ...................................     6,772     6,544
                                                                ----------------

INTEREST EXPENSE:
   Interest on deposits ....................................     2,789     2,464
   Interest on notes payable ...............................       120       128
   Interest on other borrowed funds ........................     1,142     1,063
                                                                ----------------
   Total interest expense ..................................     4,051     3,655
                                                                ----------------

   Net interest income .....................................     2,721     2,889

Provision for loan losses ..................................        39        42
                                                                ----------------
   Net interest income after provision for
      loan losses ..........................................     2,682     2,847

Investment securities gains, net ...........................        61         8
Other income ...............................................       557       516
Other expense ..............................................     2,057     2,083
                                                                ----------------

   Income before income taxes ..............................    $1,243    $1,288
Applicable income taxes ....................................       391       404
                                                                ----------------
Net income .................................................    $  852    $  884
                                                                ================

Net income per common share, basic and diluted .............    $ 0.57    $ 0.58
                                                                ================

Dividends declared per common share ........................    $ 0.22    $ 0.21
                                                                ================

Comprehensive income .......................................    $1,526    $  817
                                                                ================

See Notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 2001 and 2000
                                 (In Thousands)

                                                                         2001        2000
                                                                       --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .........................................................   $    852    $    884
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Proceeds from real estate loans sold ............................        642          --
   Real estate loans underwritten and sold .........................       (635)         --
   Provision for possible loan losses ..............................         39          42
   Investment securities (gains), net ..............................        (61)         (8)
   Depreciation ....................................................        157         160
   Amortization of premiums and accretion of discounts
     on investment securities available for sale, net ..............         (2)         16
   Net (increase) decrease in other assets .........................       (192)        126
   Net increase in other liabilities ...............................        308         100
                                                                       --------------------
Net cash provided by operating activities ..........................   $  1,101    $  1,320
                                                                       --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net decrease in federal funds sold ..............................   $  2,900    $ 12,325
   Proceeds from sales, maturities, calls and paydowns of available
   for sale securities .............................................      8,306       2,698
   Purchases of available for sale securities ......................     (2,464)     (6,426)
   Net (increase) in loans .........................................     (7,112)     (3,523)
   Purchases of bank premises and equipment ........................       (307)        (43)
   Increase in cash value of life insurance contracts ..............        (44)         --
                                                                       --------------------
   Net cash provided by investing activities .......................   $  1,279    $  5,031
                                                                       --------------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) in noninterest bearing deposits ..................   $ (8,995)   $ (4,767)
   Net increase (decrease) in interest bearing deposits ............     10,556      (1,161)
   Net (decrease) in securities sold under
     agreements to repurchase ......................................       (544)       (859)
   Repayment of notes payable ......................................        (44)        (41)
   Net decrease in line of credit ..................................       (125)         --
   Net (decrease) in treasury tax and loan open note ...............       (727)     (1,263)
   Advances from Federal Home Loan Bank ............................      1,400       2,000
   Payments of advances from Federal Home Loan Bank ................    (11,436)     (1,626)
   Net proceeds from issuance of company obligated mandatorily
     redeemable preferred securities of subsidiary trust ...........      3,832          --
   Cash dividends paid .............................................       (332)       (321)
   Purchases of common stock for the treasury ......................       (385)        (85)
                                                                       --------------------
   Net cash (used in) financing activities .........................   $ (6,800)   $ (8,123)
                                                                       --------------------

   Net (decrease) in cash and due from banks .......................     (4,420)     (1,772)
Cash and due from banks:
   Beginning .......................................................   $ 16,182    $ 15,304
                                                                       --------------------
   Ending ..........................................................   $ 11,762    $ 13,532
                                                                       ====================

Supplemental Disclosures of Cash Flow Information
   Cash payments for:
     Interest ......................................................   $  4,149    $  3,638
     Income taxes ..................................................         11          44

Supplemental Schedule of Noncash Investing and Financing Activities:
  Change in accumulated other comprehensive income, unrealized
  gains (losses) on securities available for sale, net .............        674         (67)

See Notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

Iowa First Bancshares Corp. (the "Company") is a bank holding company headquartered in Muscatine, Iowa. The Company owns the outstanding stock of two national banks, First National Bank of Muscatine (Muscatine) and First National Bank in Fairfield (Fairfield). First National Bank of Muscatine has a total of five locations in Muscatine, Iowa. First National Bank in Fairfield has two locations in Fairfield, Iowa. Each bank is engaged in the general commercial banking business and provides full service banking to individuals and businesses, including checking, savings and other deposit accounts, commercial loans, consumer loans, real estate loans, safe deposit facilities, transmitting of funds, trust services, and such other banking services as are usual and customary for commercial banks. The Company also owns the outstanding stock of Iowa First Capital Trust I, which was capitalized in March 2001 for the purpose of issuing Company Obligated Manditorily Redeemable Preferred Securities.

Note 2.  Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 6,000,000 shares and 500,000 shares, respectively. Basic earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Diluted earnings per share is arrived at by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period. The average number of shares of common stock outstanding for the first three months of 2001 and 2000 were 1,495,714 and 1,536,538, respectively. There were no common stock equivalents in 2001 or 2000.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and Analysis of Financial Condition

The Company's total assets at March 31, 2001, were $375,616,000. Muscatine's total assets were $276,226,000 which reflects a $4,728,000 (1.7%) decrease from December 31, 2000, total assets. Fairfield's total assets were $96,918,000 at March 31, 2001, which is a decrease of $2,015,000 (2.0%) when compared to December 31, 2000, total assets. Total consolidated assets decreased by 1.3% during the first three months of 2001.

Net loans totaled $277,612,000 at March 31, 2001. Net loans at Muscatine increased by $5,545,000 (2.8%) during the first three months. Net loans increased at Fairfield by $1,528,000 (2.2%) during the first three months. Consolidated net loans increased by $7,073,000 (2.6%) year-to-date.

Total available for sale securities decreased $4,715,000 during the first three months of 2001 while federal funds sold also decreased $2.9 million. The Banks emphasize purchase of securities with maturities of five years and less as such purchases offer reasonable yields with little credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities are owned in order to enhance overall portfolio yield without significantly increasing risk. Securities sold during the year of $2,893,000 have resulted in gains recognized totaling $61,000.

Total deposits at March 31, 2001, were $273,041,000. Deposits, net of intercompany deposits, at Muscatine increased $3,019,000 (1.6%) from the prior year end. Fairfield's total deposits decreased $1,458,000 (1.8%) during the same period. This represents a combined deposit increase of $1.56 million (0.6%) for the Company during the first three months of 2001. Additionally, securities sold under agreements to repurchase decreased $544,000 and advances borrowed from the Federal Home Loan Bank decreased $10,036,000 to total $61.5 million at quarter end.

On March 28, 2001, the Company issued 4,000 shares totaling $4,000,000 of Company Obligated Mandatorily Redeemable Preferred Securities of Iowa First Capital Trust I. The securities provide for cumulative cash distributions calculated at a 10.18% annual rate. The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond June 8, 2036. At the end of the deferral period, all accumulated and unpaid distributions will be paid. The capital securities will be redeemed on June 8, 2031; however, the Company has the option to shorten the maturity date to a date not earlier than June 8, 2011. The redemption price begins at 105.09% to par and is reduced 51 basis points each year until June 8, 2021 when the capital securities can be redeemed at par. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Company's indebtedness and senior to the Company's capital stock. For regulatory purposes, the entire amount of the capital securities is allowed in the calculation of Tier 1 capital. The capital securities are included in the balance sheet as a liability with the cash distributions included in interest expense.

Results of Operation

Consolidated net income was $852,000, or $.57 per share, for the first quarter of 2001. This was $32,000 or 3.6% less than the same period last year. Net interest income declined from the first quarter of 2000 to the first quarter of 2001 by $168,000 (5.8%), other income increased over the same period by $41,000 (7.9%), and operating expenses decreased $26,000 (1.2%).

Management has expressed concern for several quarters as to the ability to continue increasing net interest income each successive quarter. Net interest income did indeed decline during the first quarter of 2001. The prime lending rate has dropped a precipitous 150 basis points during the first three months of 2001. This rapid, substantial decline in the prime lending rate causes short-term downward pressure on the Company's net interest margin. Additionally, the usage of wholesale funding sources, while mitigating intermediate and long-term interest rate risk, increases interest expense. The interest expense associated with the debt incurred to purchase treasury shares also adds pressure to the net interest income. Finally, the intense competition for all types of loans does not afford the Company much pricing power when dealing with borrowers.

Provisions for loan losses were $39,000 for the three months ended March 31, 2001, this was $3,000 less than the first quarter of 2000. Net loan charge-offs totaled $42,000 compared to net charge-offs of $5,000 for the first quarter of 2000.

Nonaccrual loans totaled $709,000 at March 31, 2001, $257,000 more than the end of the first quarter in 2000. Other real estate owned totaled $207,000, a reduction of $204,000, and loans past due 90 days or more and still accruing totaled $936,000 which was $898,000 more than at the end of the first quarter of 2000. The reserve for loan losses of $3,265,000 represents 1.2% of net loans and 176% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

The efficiency ratio, defined as noninterest expense as a percent of net interest income plus noninterest income, was 61.6% for the first three months of 2001 compared to 59.5% for all of 2000. The primary reason for this change is the reduced net interest income.

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At March 31, 2001, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range and, thus, the Company is theoretically positioned to benefit from a decline in interest rates within the next year. However, over shorter periods of three to six months, rising rates tend to be more beneficial for the Company.

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at March 31, 2001, were $273,041,000 or 73% of total liabilities and equity.

Securities available for sale with a cost totaling $56,817,000 at quarter-end included net unrealized gains of $1,527,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by Management.

Capital

Stockholders' equity increased $814,000 during the three months ended March 31, 2001.

Federal regulatory agencies have adopted various capital standards for financial institutions, including risk-based capital standards. The primary objectives of the risk-based capital framework are to provide a consistent system for comparing capital positions of financial institutions and to take into account the different inherent risks among financial institutions' assets and off-balance-sheet items.

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a Financial Institution to maintain capital at higher levels.

A comparison of the Company's capital as of March 31, 2001 with the requirements to be considered adequately capitalized is presented below.

                                                                     For Capital

                                                      Actual   Adequacy Purposes

--------------------------------------------------------------------------------

Tier 1 risk-based capital .....................       10.13%         4.00%
Total risk-based capital ......................       11.35%         8.00%
Tier 1 leverage ratio .........................        7.23%         4.00%

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

The Company has in the past and anticipates continuing to purchase shares of its outstanding common stock for the treasury as they become available.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                                OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of the Company held at its offices on April 19, 2001, the shareholders elected the following individuals to the Board of Directors for the indicated terms:

                        Votes in Favor Votes Against Term

-------------------------------------------------------------

Roy J. Carver, Jr .    1,134,907           0          3 Years
Victor G. McAvoy ..    1,138,092           0          3 Years
John "Jay" S. McKee    1,138,312           0          3 Years
Dean H. Holst .....    1,133,427           0          1 Year

ITEM 6.  Exhibits and reports on Form 8-K.

         Reports on Form 8-K.      A current report on Form 8-K was filed with
                                   the Securities and Exchange Commission on March 29, 2001 to report the issuance of 4,000 shares, totaling $4,000,000, of Company
                                   Obligated Manditorily Redeemable Preferred
                                   Securities.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             IOWA FIRST BANCSHARES CORP.

                             (Registrant)

May 15, 2001                 /s/ George A. Shepley
----------------             -------------------------------
Date                         George A. Shepley, Chairman of
                             the Board

May 15, 2001                 /s/ Kim K. Bartling
----------------             -------------------------------
Date                         Kim K. Bartling, Executive Vice
                             President, Chief Operating
                             Officer & Treasurer