Form 10-Q
period 2001-06-30
IOWA FIRST BANCSHARES CORP
filed 2001-08-14
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended June 30, 2001
                                      -------------

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from __________________ to ____________________

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

YES  X     NO_____
   -----

At June 30, 2001 there were 1,486,416 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                        PAGE NO.

PART 1   Financial Information

         Item 1.   Financial Statements

                   Consolidated Condensed Balance Sheets,
                     June 30, 2001 and December 31, 2000

                   Consolidated Condensed Statements of
                     Income, Three and Six months Ended
                     June 30, 2001 and 2000

                   Consolidated Condensed Statements of
                     Cash Flows, Six months Ended
                     June 30, 2001 and 2000

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

PART II  Other Information

         Item 6.   Exhibits and Reports on Form 8-K


Signatures

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                        (Unaudited)
                                                          June 30,  December 31,
                                                            2001        2000
                                                        ------------------------
               ASSETS

Cash and due from banks ...............................  $  10,791    $  15,994

Interest-bearing deposits at financial institutions ...        659          188

Investment securities available for sale ..............     55,291       63,059

Federal funds sold ....................................     14,825       14,650

Loans, net of allowance for loan losses June 30, 2001,
  $3,183; December 31, 2000, $3,268 ...................    279,959      270,539

Bank premises and equipment, net ......................      5,006        4,936

Life insurance contracts ..............................      3,272        3,184

Restricted investment securities ......................      3,835        3,831

Other assets ..........................................      3,544        4,033
                                                         ----------------------
   TOTAL ASSETS .......................................  $ 377,182    $ 380,414
                                                         ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES

Noninterest bearing deposits ........................... $  38,900    $  48,649
Interest bearing deposits ..............................   231,046      222,831
                                                         ----------------------
   TOTAL DEPOSITS ......................................   269,946      271,480
Notes payable ..........................................     5,511        6,276
Securities sold under agreements to repurchase .........     4,191        3,950
Federal Home Loan Bank advances ........................    63,875       71,531
Treasury tax and loan open note ........................     2,379        1,187
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust .......................     4,000           --
Other liabilities ......................................     2,326        2,240
                                                         ----------------------
   TOTAL LIABILITIES ...................................   352,228      356,664
                                                         ----------------------

Redeemable common stock held by employee stock
  ownership plan with 401(k) provisions (KSOP) .........     2,118        2,118
                                                         ----------------------

STOCKHOLDERS' EQUITY
Common stock ...........................................       200          200
Additional paid-in capital .............................     4,309        4,309
Retained earnings ......................................    30,876       29,852
Accumulated other comprehensive income .................       946          290
Less net cost of common shares acquired for the treasury   (11,377)     (10,901)
Less maximum cash obligation related to KSOP shares ....    (2,118)      (2,118)
                                                         ----------------------
   TOTAL STOCKHOLDERS' EQUITY ..........................    22,836       21,632
                                                         ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............. $ 377,182    $ 380,414
                                                         ======================

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)


                                                          Three Months Ended   Six Months Ended
                                                               June 30,             June 30,
                                                          ------------------   -----------------
                                                            2001      2000       2001      2000
                                                           -----------------   -----------------
INTEREST INCOME:
   Interest and fees on loans ..........................   $ 5,662   $ 5,746   $11,350   $11,239
   Interest on investment securities available for sale        770       938     1,642     1,835
   Interest on federal funds sold ......................       201        74       360       171
   Dividends on restricted investment securities .......        45        60        98       117
   Other ...............................................        16        --        16        --
                                                           -------------------------------------
   Total interest income ...............................   $ 6,694   $ 6,818   $13,466   $13,362
                                                           -------------------------------------

INTEREST EXPENSE:
   Interest on deposits ................................   $ 2,718   $ 2,577   $ 5,507   $ 5,041
   Interest on notes payable ...........................       107       120       227       248
   Interest on other borrowed funds ....................     1,061     1,136     2,203     2,199
   Interest on company obligated mandatorily
     redeemable preferred securities of subsidiary trust       105        --       105        --
                                                           -------------------------------------
   Total interest expense ..............................   $ 3,991   $ 3,833   $ 8,042   $ 7,488
                                                           -------------------------------------

   Net interest income .................................   $ 2,703   $ 2,985   $ 5,424   $ 5,874

Provision for loan losses ..............................       139       117       178       159
                                                           -------------------------------------

   Net interest income after provision for
     loan losses .......................................   $ 2,564   $ 2,868   $ 5,246   $ 5,715

Investment securities gains ............................        38        --        99         8
Other income ...........................................       655       564     1,212     1,080
Other expense ..........................................     2,065     1,935     4,122     4,018
                                                           -------------------------------------

   Income before income taxes ..........................   $ 1,192   $ 1,497   $ 2,435   $ 2,785
Applicable income taxes ................................       365       481       756       885
                                                           -------------------------------------

Net income .............................................   $   827   $ 1,016   $ 1,679   $ 1,900
                                                           =====================================

Net income per common share, basic and diluted .........   $  0.56   $  0.66   $  1.13   $  1.24
                                                           =====================================

Dividends declared per common share ....................   $  0.22   $  0.21   $  0.44   $  0.42
                                                           =====================================

Comprehensive income ...................................   $   809   $ 1,071   $ 2,335   $ 1,888
                                                           =====================================

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 For The Six Months Ended June 30, 2001 and 2000
                                 (In Thousands)

                                                                    2001        2000
                                                                  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ....................................................   $  1,679    $  1,900
Adjustments to reconcile net income to net cash provided
  by  operating Activities:
   Proceeds from real estate loans sold .......................      3,029         164
   Real estate loans underwritten and sold ....................     (3,005)       (163)
   Gains on real estate loans sold ............................        (24)         (1)
   Provision for possible loan losses .........................        178         159
   Investment securities (gains), net .........................        (99)         (8)
   Depreciation ...............................................        315         322
   Amortization of premiums and accretion of discounts
     on investment securities available for sale, net .........        (11)         15
   Net decrease in other assets ...............................        267         128
   Net increase in other liabilities ..........................         91          91
                                                                  --------------------
Net cash provided by operating activities .....................   $  2,420    $  2,607
                                                                  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in interest bearing deposits at
     financial institutions ...................................   $   (471)   $     33
   Net (increase) decrease in federal funds sold ..............       (175)      9,900
   Proceeds from sales, maturities, calls and paydowns of available
   for sale securities ........................................     13,476       6,459
   Purchases of available for sale securities .................     (4,552)    (12,063)
   Net (increase) in loans ....................................     (9,598)     (8,412)
   Purchases of bank premises and equipment ...................       (385)        (87)
   Increase in cash value of life insurance contracts .........        (88)         --
   Purchases of restricted investment securities ..............         (4)         --
                                                                  --------------------
   Net cash (used in) investing activities ....................   $ (1,797)   $ (4,170)
                                                                  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) in noninterest bearing deposits .............   $ (9,749)   $ (2,456)
   Net increase (decrease) in interest bearing deposits .......      8,215      (3,715)
   Net increase (decrease) in securities sold under
     agreements to repurchase ..................................        241      (1,150)
   Repayment of notes payable ..................................       (640)       (633)
   Net (decrease) in line of credit ............................       (125)         --
   Net increase in treasury tax and loan open note .............      1,192         289
   Advances from Federal Home Loan Bank ........................      5,650       8,350
   Payments of advances from Federal Home Loan Bank ............    (13,306)     (1,308)
   Net proceeds from issuance of company obligated mandatorily
     redeemable preferred securities of subsidiary trust .......      3,832          --
   Cash dividends paid .........................................       (660)       (643)
   Purchases of common stock for the treasury ..................       (476)       (273)
                                                                   --------------------
   Net cash (used in) financing activities .....................   $ (5,826)   $ (1,539)
                                                                   --------------------

   Net (decrease) in cash and due from banks ...................     (5,203)     (3,102)

Cash and due from banks:
   Beginning ...................................................   $ 15,994    $ 15,149
                                                                   --------------------
   Ending ......................................................   $ 10,791    $ 12,047
                                                                   ====================

Supplemental Disclosures of Cash Flow Information
   Cash payments for:
     Interest ..................................................   $  8,152    $  7,365
     Income taxes ..............................................        739         953
Supplemental Schedule of Noncash Investing and Financing
  Activities:
  Change in accumulated other comprehensive income, unrealized
    gains (losses) on securities available for sale, net .......        656         (12)

See Notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

Iowa First Bancshares Corp. (the "Company") is a bank holding company headquartered in Muscatine, Iowa. The Company owns the outstanding stock of two national banks, First National Bank of Muscatine (Muscatine) and First National Bank in Fairfield (Fairfield). First National Bank of Muscatine has a total of five locations in Muscatine, Iowa. First National Bank in Fairfield has two locations in Fairfield, Iowa. Each bank is engaged in the general commercial banking business and provides full service banking to individuals and businesses, including checking, savings and other deposit accounts, commercial loans, consumer loans, real estate loans, safe deposit facilities, transmitting of funds, trust services, and such other banking services as are usual and customary for commercial banks. The Company also owns the outstanding stock of Iowa First Capital Trust I, which was capitalized in March 2001 for the purpose of issuing Company Obligated Mandatorily Redeemable Preferred Securities.

Reclassifications:

Certain amounts in the prior year financial statments have been reclassified, with no effect on net income or stockholders' equity, to conform with current year presentations.

Note 2.  Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 6,000,000 shares and 500,000 shares, respectively. Basic earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Diluted earnings per share is arrived at by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period. The average number of shares of common stock outstanding for the first six months of 2001 and 2000 were 1,491,767 and 1,533,398, respectively. There were no common stock equivalents in 2001 or 2000.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and Analysis of Financial Condition

The Company's total assets at June 30, 2001, were $377,182,000. Muscatine's total assets were $273,584,000 which reflects a $7,370,000 (2.6%) decrease from December 31, 2000, total assets. Fairfield's total assets were $100,285,000 at June 30, 2001, which is an increase of $1,352,000 (1.4%) when compared to December 31, 2000, total assets. Total consolidated assets decreased by 0.8% during the first six months of 2001. Compared to June 30, 2000, however, total consolidated assets have increased $5,713,000 (1.5%).

Net loans totaled $279,959,000 at June 30, 2001. Net loans at Muscatine increased by $9,022,000 (4.5%) during the first six months. Net loans increased at Fairfield by $398,000 (0.6%) during the first six months. Consolidated net loans increased by $9,420,000 (3.5%) year-to-date.

Total available for sale securities decreased $7,768,000 during the first six months of 2001 while federal funds sold increased $175,000. The Banks emphasize purchase of securities with maturities of five years and less as such purchases offer reasonable yields with little credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities are owned in order to enhance overall portfolio yield without significantly increasing risk. Securities sold during the first six months of the year of $5,203,000 have resulted in gains recognized totaling $99,000.

Total deposits at June 30, 2001, were $269,946,000. Deposits, net of intercompany deposits, at Muscatine decreased $851,000 (0.4%) from the prior year end. Fairfield's total deposits decreased $683,000 (.8%) during the same period. This represents a combined deposit decrease of over $1.5 million (0.6%) for the Company during the first six months of 2001. Additionally, securities sold under agreements to repurchase increased $241,000 to $4.2 million and advances borrowed from the Federal Home Loan Bank decreased $7,656,000 to total $63.9 million at quarter end.

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

Results of Operation

Consolidated net income was $827,000, or $.56 per share, for the second quarter of 2001. This was $189,000 or 18.6% less than the same period last year. Net interest income declined from the second quarter of 2000 to the second quarter of 2001 by $282,000 (9.4%), provision for loan losses increased $22,000 (18.8%), securities gains increased by $38,000, other income increased by $91,000 (16.1%), and operating expenses increased $130,000 (6.7%). For the first six months of 2001, net income was $1,679,000 which represented $221,000 or 11.6% less than the same period last year. Net income per share for the first six months of 2001 was $1.13 which represented $.11 or 8.9% less than the prior year.

Management had expressed concern for several quarters as to the ability to continue increasing net interest income each successive quarter. Net interest income did indeed decline during the first two quarters of 2001 compared to 2000. The prime lending rate dropped a precipitous 275 basis points during the first six months of 2001. This rapid, substantial decline in the prime lending rate caused short-term downward pressure on the Company's net interest margin. Additionally, the usage of wholesale funding sources, while mitigating intermediate and long-term interest rate risk, increases interest expense. The interest expense associated with the debt incurred to purchase treasury shares and the interest expense related to the aforementioned Company Obligated Mandatorily Redeemable Preferred Securities also add pressure to the net interest income. Finally, the intense competition for all types of loans and deposits limits the Company's pricing power when dealing with customers.

Provisions for loan losses were $139,000 and $178,000, respectively, for the three and six months ended June 30, 2001. This was $22,000 more than the first quarter of 2000 and $19,000 more than the first six months of 2000. Net loan charge-offs through June 30, 2001 totaled $263,000 compared to net charge-offs of $61,000 for the first two quarters of 2000.

Nonaccrual loans totaled $599,000 at June 30, 2001, only $9,000 more than the end of the second quarter in 2000. Other real estate owned totaled $176,000, a reduction of $190,000 from a year ago, and loans past due 90 days or more and still accruing totaled $511,000 which was $216,000 more than at the end of the second quarter of 2000. The reserve for loan losses of $3,183,000 represents 1.1% of net loans and 248% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

The efficiency ratio, defined as noninterest expense as a percent of net interest income plus noninterest income, was 61.2% for the first six months of 2001 compared to 59.5% for all of 2000. The primary reason for this change is the reduced net interest income.

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At June 30, 2001, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range and, thus, the Company is theoretically positioned to benefit from a decline in interest rates within the next year. However, over shorter periods of three to six months, rising rates tend to be more beneficial for the Company.

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at June 30, 2001, were $269,946,000 or 72% of total liabilities and equity.

Securities available for sale with a cost totaling $53,781,000 at quarter-end included net unrealized gains of $1,509,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by Management.

Capital

Stockholders' equity increased $1,204,000 (5.6%) during the six months ended June 30, 2001.

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

A comparison of the Company's capital as of June 30, 2001 with the requirements to be considered adequately capitalized is presented below.

                                                                  For Capital
                                                      Actual   Adequacy Purposes
--------------------------------------------------------------------------------
Tier 1 risk-based capital .....................       10.22%        4.00%
Total risk-based capital ......................       11.41%        8.00%
Tier 1 leverage ratio .........................        7.25%        4.00%

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

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                                OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.
         Reports on Form 8-K.      No Form 8-K has been
                                   filed for the quarter
                                   ended June 30, 2001.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           IOWA FIRST BANCSHARES CORP.

                           (Registrant)


8/14/01                    /s/ George A. Shepley
----------------           -------------------------------
Date                       George A. Shepley, Chairman of
                           the Board


8/14/01                    /s/ Kim K. Bartling
----------------           -------------------------------
Date                       Kim K. Bartling, Executive Vice
                           President, Chief Operating
                           Officer & Treasurer