Form 10-Q
period 2001-09-30
IOWA FIRST BANCSHARES CORP
filed 2001-11-14
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended September 30, 2001

                              OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from _______ to _______

                         Commission file number 2-89283
                         ------------------------------


                           IOWA FIRST BANCSHARES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        STATE  OF  IOWA                                           42-1211285
--------------------------------                             -------------------
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

YES  X     NO_____
   -----

At September 30, 2001 there were 1,460,510 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                        PAGE NO.

PART 1   Financial Information

         Item 1.   Financial Statements

                   Consolidated Condensed Balance Sheets,
                   September 30, 2001 and December 31, 2000

                   Consolidated Condensed Statements of

                   Income, Three and Nine months Ended
                   September 30, 2001 and 2000

                   Consolidated Condensed Statements of
                   Cash Flows, Nine months Ended
                   September 30, 2001 and 2000

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

PART II  Other Information

         Item 6.   Exhibits and Reports on Form 8-K

Signatures

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                           (Unaudited)
                                                           September 30,  December 31,
                                                              2001           2000
                                                           ---------------------------
               ASSETS
Cash and due from banks ................................    $  11,255    $  15,994

Interest-bearing deposits at financial institutions ....        1,586          188

Investment securities available for sale ...............       49,289       63,059

Federal funds sold .....................................       29,060       14,650

Loans, net of allowance for loan
   losses September 30, 2001, $3,195; December 31,
   2000, $3,268 ........................................      276,607      270,539

Bank premises and equipment, net .......................        5,010        4,936

Life insurance contracts ...............................        3,316        3,184

Restricted investment securities .......................        3,825        3,831

Other assets ...........................................        4,009        4,033
                                                            ----------------------
   TOTAL ASSETS ........................................    $ 383,957    $ 380,414
                                                            ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Noninterest bearing deposits ...........................    $  39,966    $  48,649
Interest bearing deposits ..............................      232,604      222,831
                                                            ----------------------
   TOTAL DEPOSITS ......................................      272,570      271,480
Notes payable ..........................................        5,465        6,276
Securities sold under agreements to
   repurchase ..........................................        4,161        3,950
Federal Home Loan Bank advances ........................       67,850       71,531
Treasury tax and loan open note ........................        2,238        1,187
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust .......................        4,000           --
Other liabilities ......................................        2,471        2,240
                                                            ----------------------
   TOTAL LIABILITIES ...................................      358,755      356,664
                                                            ----------------------
Redeemable common stock held by employee stock
ownership plan with 401(k) provisions (KSOP) ...........        2,118        2,118
                                                            ----------------------

STOCKHOLDERS' EQUITY
Common stock ...........................................          200          200
Additional paid-in capital .............................        4,309        4,309
Retained earnings ......................................       31,455       29,852
Accumulated other comprehensive income .................        1,181          290
Less net cost of common shares acquired for the treasury      (11,943)     (10,901)
Less maximum cash obligation related to KSOP shares ....       (2,118)      (2,118)
                                                            ----------------------
   TOTAL STOCKHOLDERS' EQUITY ..........................       23,084       21,632
                                                            ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............    $ 383,957    $ 380,414
                                                            ======================

See Notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                          Three Months Ended   Nine Months Ended
                                                             September 30,      September 30,
                                                          ------------------   -----------------
                                                             2001      2000     2001      2000
                                                           -----------------   -----------------
INTEREST INCOME:
   Interest and fees on loans ..........................   $ 5,485   $ 5,840   $16,835   $17,079
   Interest on investment securities available for sale        702       944     2,344     2,779
   Interest on federal funds sold ......................       149        22       509       193
   Dividends on restricted investment securities .......        34        67       132       184
   Other ...............................................        25        --        --        41
                                                           -------------------------------------
   Total interest income ...............................   $ 6,395   $ 6,873   $19,861   $20,235
                                                           -------------------------------------

INTEREST EXPENSE:
   Interest on deposits ................................   $ 2,380   $ 2,674   $ 7,887   $ 7,715
   Interest on notes payable ...........................       103       117       330       365
   Interest on other borrowed funds ....................     1,088     1,276     3,291     3,475
   Interest on company obligated mandatorily
     redeemable preferred securities of subsidiary trust       103        --       208        --
                                                           -------------------------------------
   Total interest expense ..............................   $ 3,674   $ 4,067   $11,716   $11,555
                                                           -------------------------------------

   Net interest income .................................   $ 2,721   $ 2,806   $ 8,145   $ 8,680

Provision for loan losses ..............................       130       125       308       284
                                                           -------------------------------------
   Net interest income after provision for
     loan losses .......................................   $ 2,591   $ 2,681   $ 7,837   $ 8,396

Investment securities gains ............................       186        --       285         8
Other income ...........................................       598       543     1,810     1,623
Other expense ..........................................     2,086     2,082     6,208     6,100
                                                           -------------------------------------
   Income before income taxes ..........................   $ 1,289   $ 1,142   $ 3,724   $ 3,927
Applicable income taxes ................................       389       340     1,145     1,225
                                                           -------------------------------------
Net income .............................................   $   900   $   802   $ 2,579   $ 2,702
                                                           =====================================

Net income per common share, basic and diluted .........   $  0.61   $  0.53   $  1.74   $  1.77
                                                           =====================================

Dividends declared per common share ....................   $  0.22   $  0.21   $  0.66   $  0.63
                                                           =====================================

Comprehensive income ...................................   $ 1,135   $ 1,242   $ 3,470   $ 3,130
                                                           =====================================

See Notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              For The Nine Months Ended September 30, 2001 and 2000
                                 (In Thousands)

                                                                         2001        2000
                                                                       --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .........................................................   $  2,579    $  2,702
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Proceeds from real estate loans sold ............................      4,850       1,192
   Real estate loans underwritten and sold .........................     (4,813)     (1,185)
   Gains on real estate loans sold .................................        (37)         (7)
   Provision for possible loan losses ..............................        308         284
   Investment securities (gains), net ..............................       (285)         (8)
   Depreciation ....................................................        475         479
   Amortization of premiums and accretion of discounts
     on investment securities available for sale, net ..............        (19)          5
   Net (increase) in other assets ..................................       (336)       (550)
   Net increase in other liabilities ...............................        242         201
                                                                       --------------------
Net cash provided by operating activities ..........................   $  2,964    $  3,113
                                                                       --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) in interest bearing deposits at
     financial institutions ........................................   $ (1,398)   $   (504)
   Net (increase) decrease in federal funds sold ...................    (14,410)      9,950
   Proceeds from sales, maturities, calls and paydowns of available
   for sale securities .............................................     20,556       8,654
   Purchases of available for sale securities ......................     (5,063)    (11,805)
   Net (increase) in loans .........................................     (6,376)     (4,817)
   Purchases of bank premises and equipment ........................       (549)       (103)
   Increase in cash value of life insurance contracts ..............       (132)     (3,139)
   Net (purchases) sales of restricted investment securities .......          6        (358)
                                                                       --------------------
   Net cash (used in) investing activities .........................   $ (7,366)   $ (2,122)
                                                                       --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) in noninterest bearing deposits ..................   $ (8,683)   $ (6,632)
   Net increase in interest bearing deposits .......................      9,773       3,237
   Net increase (decrease) in securities sold under
     agreements to repurchase ......................................        211        (453)
   Repayment of notes payable ......................................       (686)       (676)
   Net increase (decrease) in line of credit .......................       (125)         25
   Net increase (decrease) in treasury tax and loan open note ......      1,051        (281)
   Advances from Federal Home Loan Bank ............................     13,400      15,350
   Payments of advances from Federal Home Loan Bank ................    (17,081)    (12,097)
   Net proceeds from issuance of company obligated mandatorily
     redeemable preferred securities of subsidiary trust ...........      3,832          --
   Cash dividends paid .............................................       (987)       (965)
   Purchases of common stock for the treasury ......................     (1,042)       (456)
                                                                       --------------------
   Net cash (used in) financing activities .........................   $   (337)   $ (2,948)
                                                                       --------------------

   Net (decrease) in cash and due from banks .......................     (4,739)     (1,957)

Cash and due from banks:
   Beginning .......................................................   $ 15,994    $ 15,149
                                                                       --------------------
   Ending ..........................................................   $ 11,255    $ 13,192
                                                                       ====================

Supplemental Disclosures of Cash Flow Information
   Cash payments for:
     Interest ......................................................   $ 11,832    $ 11,064
     Income taxes ..................................................      1,193       1,390
Supplemental Schedule of Noncash Investing and Financing Activities:
  Change in accumulated other comprehensive income, unrealized
  gains on securities available for sale, net ......................        891         428

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

Reclassifications:

Certain amounts in the prior year financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform with current year presentations.

Note 2.  Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 6,000,000 shares and 500,000 shares, respectively. Basic earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Diluted earnings per share is arrived at by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period. The average number of shares of common stock outstanding for the first nine months of 2001 and 2000 were 1,485,882 and 1,529,158, respectively. There were no common stock equivalents in 2001 or 2000.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and Analysis of Financial Condition

The Company's total assets at September 30, 2001, were $383,957,000. Muscatine's total assets were $284,341,000 which reflects a $3,387,000 (1.2%) increase from December 31, 2000, total assets. Fairfield's total assets were $97,337,000 at September 30, 2001, which is a decrease of $1,596,000 (1.6%) when compared to December 31, 2000, total assets. Total consolidated assets increased by 0.9% during the first nine months of 2001. Compared to September 30, 2000, however, total consolidated assets have increased $12,545,000 (3.4%).

Net loans totaled $276,607,000 at September 30, 2001. Net loans at Muscatine increased by $6,524,000 (3.3%) during the first nine months. Net loans decreased at Fairfield by $456,000 (0.6%) during the first nine months. Consolidated net loans increased by $6,068,000 (2.2%) year-to-date.

Total available for sale securities decreased $13,770,000 during the first nine months of 2001 while federal funds sold increased $14,410,000. The Banks emphasize purchase of securities with maturities of five years and less as such purchases offer reasonable yields with little credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities are owned in order to enhance overall portfolio yield without significantly increasing risk. In the current historically low interest rate environment, the banks have purchased few securities, and those that have been purchased have had relatively short maturities. Securities sold during the year of $9,159,000 have resulted in gains recognized totaling $285,000.

Total deposits at September 30, 2001, were $272,570,000. Deposits, net of intercompany deposits, at Muscatine increased $5,162,000 (2.7%) from the prior year end. Fairfield's total deposits decreased $4,072,000 (5.0%) during the same period. This represents a combined deposit increase of nearly $1.1 million (0.4%) for the Company during the first nine months of 2001. Additionally, securities sold under agreements to repurchase increased $211,000 to $4.2 million and advances borrowed from the Federal Home Loan Bank decreased $3,681,000 to total $67.9 million at quarter end.

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

Results of Operation

Consolidated net income was $900,000, or $.61 per share, for the third quarter of 2001. This was $98,000 or 12.2% more than the same period last year. Net interest income declined from the third quarter of 2000 to the third quarter of 2001 by $85,000 (3.0%), provision for loan losses increased $5,000 (4.0%), securities gains increased by $186,000, other income increased by $55,000 (10.1%), and operating expenses increased only $4,000 (0.2%). For the first nine months of 2001, net income was $2,579,000 which represented $123,000 or 4.6% less than the same period last year. Net income per share for the first nine months of 2001 was $1.74 which represented $.03 or 1.7% less than the prior year.

Management had expressed concern for several quarters as to the ability to continue increasing net interest income each successive quarter. Net interest income did indeed decline during the first three quarters of 2001 compared to 2000. The prime lending rate dropped a precipitous 350 basis points during the first nine months of 2001. This rapid, substantial decline in the prime lending rate caused downward pressure on the Company's net interest margin. Additionally, the usage of wholesale funding sources, while mitigating intermediate and long-term interest rate risk, increases interest expense. The interest expense associated with the debt incurred to purchase treasury shares and the interest expense related to the aforementioned Company Obligated Mandatorily Redeemable Preferred Securities also add pressure to the net interest income. Finally, the intense competition for all types of loans and deposits limits the Company's ability to control pricing and other terms when dealing with customers.

Provisions for loan losses were $130,000 and $308,000, respectively, for the three and nine months ended September 30, 2001. This was $5,000 more than the third quarter of 2000 and $24,000 more than the first nine months of 2000. Net loan charge-offs through September 30, 2001 totaled $381,000 compared to net charge-offs of $123,000 for the first three quarters of 2000.

Nonaccrual loans totaled $806,000 at September 30, 2001, $295,000 more than the end of the third quarter in 2000. Other real estate owned totaled $221,000, a reduction of $197,000 from a year ago, and loans past due 90 days or more and still accruing totaled $861,000 which was $392,000 more than at the end of the third quarter of 2000. The reserve for loan losses of $3,195,000 represents 1.2% of net loans and 169% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

The efficiency ratio, defined as noninterest expense as a percent of net interest income plus noninterest income, was 60.6% for the first nine months of 2001 compared to 59.5% for all of 2000. The primary reason for this change is the reduced net interest income.

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At September 30, 2001, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range and, thus, the Company is theoretically positioned to benefit from a decline in interest rates within the next year. However, over shorter periods of three to six months, rising rates tend to be more beneficial for the Company.

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at September 30, 2001, were $272,570,000 or 71% of total liabilities and equity.

Securities available for sale with a cost totaling $47,407,000 at quarter-end included net unrealized gains of $1,882,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by Management.

Capital

Stockholders' equity increased $1,452,000 (6.7%) during the nine months ended September 30, 2001.

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

A comparison of the Company's capital as of September 30, 2001 with the requirements to be considered adequately capitalized is presented below.

                                                                 For Capital
                                                      Actual   Adequacy Purposes
--------------------------------------------------------------------------------
Tier 1 risk-based capital                             10.25%        4.00%
Total risk-based capital                              11.43%        8.00%
Tier 1 leverage ratio                                  7.37%        4.00%

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

The Company has in the past purchased shares of its outstanding common stock for the treasury as they become available. During the third quarter of 2001, the Company announced an expanded stock repurchase plan authorizing up to $2.2 million for the repurchase of common shares. This is approximately $1.0 million more than has been invested pursuant to the previously authorized stock repurchase plan.

In July 2001, the Financial Accounting Standards Board issued Statement 141, "Business Combinations" and Statement 142, "Goodwill and Other Intangible Assets". Statement 141 eliminates the pooling method for accounting for business combinations; requires that intangible assets that meet certain criteria be reported separately from goodwill; and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life; and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. For the Company, the provisions of the Statements are generally effective January 1, 2002. The Company's financial statements will be impacted in that yearly goodwill amortization expense of approximately $56,000 will no longer be recorded.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                                OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K.
         Reports on Form 8-K.      No Form 8-K has been
                                   filed for the quarter
                                   ended September 30, 2001.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             IOWA FIRST BANCSHARES CORP.
                             (Registrant)


November 14, 2001            /s/ George A. Shepley
-----------------            -------------------------------
Date                         George A. Shepley, Chairman of
                             the Board

November 14, 2001            /s/ Kim K. Bartling
-----------------            -------------------------------
Date                         Kim K. Bartling, Executive Vice
                             President, Chief Operating
                             Officer & Treasurer