Form 10-K
period 2001-12-31
IOWA FIRST BANCSHARES CORP
filed 2002-03-20
CIK 740155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2001 or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
      For the transition period from__________ to __________.

                         Commission file number 2-89283

                           IOWA FIRST BANCSHARES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    An Iowa Corporation                                   42-1211285
--------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer incorporation or
        organization)                                 Identification No.)


300 East Second Street, Muscatine, Iowa                      52761
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code   (563) 263-4221
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X    Yes       No
                                    ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2002, was $26,077,823. As of February 28, 2002, 1,456,404 shares of the Registrant's common stock were outstanding.

Documents incorporated by reference:

Portions of the registrant's 2001 Annual Report are incorporated in Parts I and II of this Form 10-K. Portions of the registrant's Proxy Statement dated March 12, 2002 are incorporated in Part III of this Form 10-K.

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

On a full-time equivalent basis, year-end employment for the Company and its subsidiary banks totaled 125 employees.

First National Bank of Muscatine has a total of five locations in Muscatine, Iowa. The First National Bank in Fairfield has two locations in Fairfield, Iowa. Each bank is engaged in the general commercial banking business and provides full service banking to individuals and businesses, including checking, savings and other deposit accounts, commercial loans, consumer loans, real estate loans, safe deposit facilities, transmitting of funds, trust services, and such other banking services as are usual and customary for commercial banks. The Company also owns the outstanding stock of Iowa First Capital Trust I, which was capitalized in March 2001 for the purpose of issuing Company obligated mandatorily redeemable preferred securities. See Footnote 9 on page 29 of this Form 10-K for further discussion of these preferred securities.

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

Statistical information called for by this Item is contained in the Company's 2001 Annual Report to Shareholders which is incorporated by reference (pages 38
- 49 of this Form 10-K).

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

Two locations, in addition to the Wal-Mart branch, provide banking services outside the Muscatine downtown area. The office at the Muscatine Mall is approximately two miles northeast of the main bank. The facility contains approximately 1,500 square feet of floor space in a one-story concrete and steel building. The facility offers a walk-in lobby and night depository. The two-lane, mobile drive-up facility of this branch is located approximately 100 feet west of the branch at the parking lot of the mall. The building, drive-up facility and real estate are leased. The terms of the leases provide for monthly payments of $2,465. These leases are on a month-to-month basis. Management is negotiating with the new owners of the Muscatine Mall for possible purchase of land on which may be erected a freestanding bank branch building.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                 PART I, TABLE I
                      EXECUTIVE OFFICERS OF THE REGISTRANT

                              Family                               Position      Business Experience
Name                 Age   Relationship        Position           Held Since     During Past Five Years
------------------------------------------------------------------------------------------------------------------------------------
George A. Shepley     79        None      Chairman of the Board      1983        Chairman of the Board, 1983 to
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
                                                                                 Fairfield.

Kim K. Bartling       44        None      Executive Vice President   1996        Executive Vice President,
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

D. Scott Ingstad      51        None      Vice Chairman of                       Vice Chairman of the Board,
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
                                          Director                   1990        Company; Director, President  and  CEO,
                                                                                 1990 to present, Vice Chairman of the Board,
                                                                                 1999 to present, First National Bank of
                                                                                 Muscatine.

Patricia R.           54        None      Secretary                  1986        Corporate Secretary of
Thirtyacre                                                                       the Company, 1986 to present.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The brokerage firms of Howe Barnes Investments, Inc. and Sandler O'Neill & Partners, L.P. make a market for the Company's common stock.

High and low common stock prices and dividends paid for the last two years were:

                                                                        Dividend
2001 by Quarters                            High            Low        Per Share
--------------------------------------------------------------------------------

First ...........................        $   23.75       $   19.13     $   0.22
Second ..........................            22.60           18.88         0.22
Third ...........................            21.75           19.75         0.22
Fourth ..........................            22.50           20.10         0.22

Total Dividend
Paid ............................                                      $   0.88

2000 by Quarters
--------------------------------------------------------------------------------
First ...........................        $   24.00       $   22.13     $   0.21
Second ..........................            23.00           22.00         0.21
Third ...........................            23.00           18.00         0.21
Fourth ..........................            23.00           18.50         0.21

Total Dividend
Paid ............................                                      $   0.84

The above quotations were furnished by the brokerage firms that serve as market makers for the Company's stock. The quotations represent prices between dealers and do not include retail markup, markdown, or commissions.

Future dividends are dependent on future earnings, regulatory restrictions (see Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 38 - 49 of this Form 10-K; and Note 10 to the Company's Consolidated Financial Statements in the Company's 2001 Annual Report to Shareholders which is incorporated by reference, pages 30 - 31 of this Form 10-K), capital requirements, and the Company's financial condition.

As of February 28, 2002, the Company had approximately 350 shareholders of its outstanding class of common stock. The Iowa First Bancshares Corp. Employee Stock Ownership Plan with 401(k) Provisions is considered one shareholder as all shares owned by this plan are voted by the trustees of said plan unless the vote in question encompasses approval or disapproval of any corporate merger, consolidation, dissolution, or similar transaction.


ITEM 6. SELECTED FINANCIAL DATA.

The information called for by this Item is contained in the Company's 2001 Annual Report to Shareholders which is incorporated by reference (page 15 of this Form 10-K).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information called for by this Item is contained in the Company's 2001 Annual Report to Shareholders which is incorporated by reference (pages 38 - 49 of this Form 10-K).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information called for by this Item is contained in the Company's 2001 Annual Report to Shareholders which is incorporated by reference (pages 17 - 37 of this Form 10-K).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item is contained in the Company's 2001 Proxy Statement which is incorporated by reference (page 53 of this Form 10-K).

Director Compensation

The annual retainer that each outside Director of the Company received in 2001 was $5,500. The Company paid $125 for attendance at each committee meeting and special Board of Directors meeting. During 2001, each Director of the Company served as Director and member of committees for subsidiary boards and committees, with the exception of Mr. Carver who served only as a Director of the Company. The annual retainer fee paid to each outside subsidiary Director was $4,200 to $4,500, plus $75 to $250 for attendance at each committee meeting. Executive officers who also serve on the Board of Directors do not receive such retainer or committee fees. Additional information called for by this Item is contained in the Company's 2001 Proxy Statement which is incorporated by reference (pages 54 and 57 of this Form 10-K).

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item is contained in the Company's 2001 Proxy Statement which is incorporated by reference (pages 55 - 57 of this Form 10-K).

ITEM 12. SECURITY OWNERHSIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information called for by this Item is contained in the Company's 2001 Proxy Statement which is incorporated by reference (pages 52 and 53 of this Form 10-K).

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)  Documents Filed with This Report:


         (1) Financial Statements. The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference from the 2001 Annual Report to Shareholders of the
             Company:

                                                                            Page
                                                                            ----

         Consolidated balance sheets -- dated December 31, 2001 and 2000.

         Consolidated statements of income -- years ended December 31, 2001, 2000, and 1999.

         Consolidated statements of changes in stockholders' equity -- years ended December 31, 2001, 2000, and 1999.

         Consolidated statements of cash flows - years ended
         December 31, 2001, 2000, and 1999.

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

         (c)  Exhibits.
              The following exhibits are attached pursuant to Item 601 of Regulation S-K:

              (13)   Registrant's 2001 Annual Report to Shareholders
              (20)   Registrant's Proxy Statement dated March 12, 2002
              (24)   Power of Attorney
              (99)   Audit Committee Charter

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

                                      IOWA FIRST BANCSHARES CORP.

Date:  March 18, 2002                 /s/  George A. Shepley
       --------------                 ----------------------
                                      George A. Shepley
                                      Chairman of the Board

Date:  March 18, 2002                 /s/  Kim K. Bartling
       --------------                 ------------------------------------------
                                      Kim K. Bartling, Executive Vice President,
                                        Chief Operating Officer, Treasurer and
                                        Director (Principal Financial and
                                        Accounting Officer)

We, the undersigned directors of Iowa First Bancshares Corp. hereby severally constitute George A. Shepley and Kim Bartling, and each of them, our true and lawful attorneys with full power to them, and each of them, to sign for us and in our name, the capacities indicated below, the Annual Report on Form 10-K of Iowa First Bancshares Corp. for the fiscal year ended December 31, 2001, to be filed herewith and any amendments to said Annual Report, and generally do all such things in our name and behalf in our capacities as directors to enable Iowa First Bancshares Corp. to comply with the provisions of the Securities Exchange Act of 1934 as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or either of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                Title                               Date
--------------------------------------------------------------------------------

/s/ Roy J. Carver, Jr.          Director                       February 21, 2002
----------------------                                         -----------------
Roy J. Carver, Jr.

/s/ Larry L. Emmert             Director                       February 21, 2002
----------------------                                         -----------------
Larry L. Emmert

/s/ Craig R. Foss               Director                       February 21, 2002
-----------------------                                        -----------------
Craig R. Foss

/s/ Donald R. Heckman           Director                       February 21, 2002
-----------------------                                        -----------------
Donald R. Heckman

/s/ David R. Housley            Director                       February 21, 2002
-----------------------                                        -----------------
David R. Housley

/s/ D. Scott Ingstad            Director                       February 21, 2002
-----------------------                                        -----------------
D. Scott Ingstad

/s/ Victor G. McAvoy            Director                       February 21, 2002
-----------------------                                        -----------------
Victor G. McAvoy

/s/ John "Jay" S. McKee         Director                       February 21, 2002
-----------------------                                        -----------------
John "Jay" S. McKee

/s/ Beverly J. White            Director                       February 21, 2002
-----------------------                                        -----------------
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

(10c)  Executive Deferred Compensation Agreement   Incorporated by reference to Exhibit
                                                   (10c)  to the registrant's
                                                   Annual Report on Form 10-K
                                                   for the fiscal year ended
                                                   December 31, 2000.

(10d)  Director Deferred Fee Agreement             Incorporated by reference to Exhibit
                                                   (10d) to the registrant's Annual
                                                   Report on Form 10-K for the
                                                   fiscal year ended December 31, 2000.

(13)   Registrant's 2001 Annual Report to
         Shareholders

(20)   Registrant's Proxy Statement Dated
         March 12, 2002

(21)   Subsidiaries of Registrant                  Incorporated by reference to Exhibit 21
                                                   to the registrant's Annual Report on Form 10-K
                                                   for the fiscal year ended  December 31, 1995.

(24)   Power of Attorney


(99)   Audit Committee Charter