Form 10-Q
period 2002-03-31
IOWA FIRST BANCSHARES CORP
filed 2002-05-15
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON D.C.    20549

                          FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended March 31, 2002
                                         --------------

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


       STATE  OF  IOWA                                            42-1211285
--------------------------------------------------------------------------------
 (State or other jurisdiction                                 (IRS Employer of
incorporation or organization)                               Identification No.)

                             300 East Second Street
                             Muscatine, Iowa 52761
                    ----------------------------------------
                    (Address of principal executive offices)

                                  563-263-4221
                        -------------------------------
                        (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ X ]  NO [  ]

At March 31, 2002 there were 1,456,604 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                        PAGE NO.

PART 1   Financial Information

         Item 1.   Financial Statements

                   Consolidated Condensed Balance Sheets,
                   March 31, 2002 and December 31, 2001

                   Consolidated Condensed Statements of
                   Income, Three months Ended
                   March 31, 2002 and 2001

                   Consolidated Condensed Statements of
                   Cash Flows, Three months Ended
                   March 31, 2002 and 2001

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

         Item 4.   Submission of Matters to a Vote of
                   Security Holders

         Item 6.   Exhibits and Reports on Form 8-K

Signatures

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                      (Unaudited)
                                                        March 31,   December 31,
                                                          2002        2001
                                                      --------------------------
               ASSETS

Cash and due from banks ............................   $  12,508    $  14,661

Interest-bearing deposits at financial institutions        1,890        1,620

Federal funds sold .................................      42,800       31,000

Investment securities available for sale ...........      40,799       44,466

Loans, net of allowance for possible loan losses
   March 31, 2002, $3,221; December 31, 2001,
   $3,182 ..........................................     273,762      272,695

Bank premises and equipment, net ...................       4,953        5,055

Life insurance contracts ...........................       3,404        3,361

Restricted investment securities ...................       3,868        3,868

Other assets .......................................       3,451        3,871
                                                       -------------------------
   TOTAL ASSETS ....................................   $ 387,435    $ 380,597
                                                       =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Noninterest bearing deposits .......................   $  42,098    $  42,165
Interest bearing deposits ..........................     232,489      225,359
                                                       -------------------------
   TOTAL DEPOSITS ..................................     274,587      267,524
Notes payable ......................................       5,372        5,419
Securities sold under agreements to
   repurchase ......................................       5,724        5,068
Federal Home Loan Bank advances ....................      68,984       70,706
Treasury tax and loan open note ....................         996          622
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust ...................       4,000        4,000
Other liabilities ..................................       2,097        1,976
                                                       -------------------------
   TOTAL LIABILITIES ...............................     361,760      355,315
                                                       -------------------------
Redeemable common stock held by employee stock
  ownership plan with 401(k) provisions (KSOP) .....       2,242        2,242
                                                       -------------------------
STOCKHOLDERS' EQUITY
Common stock .......................................         200          200
Additional paid-in capital .........................       4,263        4,265
Retained earnings ..................................      32,468       31,944
Accumulated other comprehensive income .............         722          858
Less net cost of common shares acquired for the
  treasury .........................................     (11,978)     (11,985)
Less maximum cash obligation related to KSOP shares       (2,242)      (2,242)
                                                       -------------------------
   TOTAL STOCKHOLDERS' EQUITY ......................      23,433       23,040
                                                       -------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........   $ 387,435    $ 380,597
                                                       =========================

See Notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                           2002     2001
                                                         ------------------

INTEREST INCOME:
   Interest and fees on loans .........................   $4,896   $5,688
   Interest on investment securities available for sale      532      872
   Interest on federal funds sold .....................      149      159
   Dividends on restricted investment securities ......       26       53
   Other interest .....................................       24       --
                                                          ---------------
   Total interest income ..............................    5,627    6,772
                                                          ---------------

INTEREST EXPENSE:
   Interest on deposits ...............................    1,544    2,789
   Interest on notes payable ..........................      108      120
   Interest on other borrowed funds ...................    1,079    1,138
   Interest on company obligated mandatorily
     redeemable preferred securities ..................      102        4
                                                          ---------------
   Total interest expense .............................    2,833    4,051
                                                          ---------------

   Net interest income ................................    2,794    2,721

Provision for loan losses .............................       68       39
                                                          ---------------
   Net interest income after provision for
      loan losses .....................................    2,726    2,682

Investment securities gains ...........................       72       61
Other income ..........................................      607      557
Other expense .........................................    2,176    2,057
                                                          ---------------

   Income before income taxes .........................   $1,229   $1,243
Applicable income taxes ...............................      374      391
                                                          ---------------
Net income ............................................   $  855   $  852
                                                          ===============

Net income per common share, basic and diluted ........   $ 0.59   $ 0.57
                                                          ===============

Dividends declared per common share ...................   $ 0.23   $ 0.22
                                                          ===============

Comprehensive income ..................................   $  719   $1,526
                                                          ===============

See Notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 2002 and 2001
                                 (In Thousands)

                                                             2002        2001
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..............................................  $    855    $    852
Adjustments to reconcile net income to net cash provided
  by  operating activities:
   Proceeds from real estate loans sold .................     2,754         642
   Real estate loans underwritten and sold ..............    (2,729)       (635)
   Gains on real estate loans sold ......................       (25)         (7)
   Provision for loan losses ............................        68          39
   Investment securities gains, net .....................       (72)        (61)
   Depreciation .........................................       158         157
   Amortization of premiums and accretion of discounts
     on investment securities available for sale, net ...         6          (2)
   Net decrease in other assets .........................       320       1,240
   Net increase in other liabilities ....................       201         308
                                                           --------------------
Net cash provided by operating activities ...............  $  1,536    $  2,533
                                                           ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) in interest-bearing deposits at
     financial inst$tution ..............................      (270)   $ (1,432)
   Net (increase) decrease in federal funds sold ........   (11,800)      2,900
   Proceeds from sales, maturities, calls and paydowns
     of available for sale securities ...................     7,887       8,306
   Purchases of available for sale securities ...........    (4,370)     (2,464)
   Net (increase) in loans ..............................    (1,135)     (7,112)
   Purchases of bank premises and equipment .............       (56)       (307)
   Increase in cash value of life insurance contracts ...       (43)        (44)
                                                           ---------------------
   Net cash (used in) investing activities ..............  $ (9,787)   $   (153)
                                                           ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) in noninterest bearing deposits .......  $    (67)   $ (8,995)
   Net increase in interest bearing deposits ............     7,130      10,556
   Net increase (decrease) in securities sold under
     agreements to repurchase ...........................       656        (544)
   Repayment of notes payable ...........................       (47)        (44)
   Net decrease in line of credit .......................        --        (125)
   Net increase (decrease) in treasury tax and loan open
     note ...............................................       374        (727)
   Advances from Federal Home Loan Bank .................        --       1,400
   Payments of advances from Federal Home Loan Bank .....    (1,722)    (11,436)
   Net proceeds from issuance of company obligated
     mandatorily redeemable preferred securities of
     subsidiary trust ...................................        --       3,832
   Cash dividends paid ..................................      (331)       (332)
   Purchases of common stock for the treasury ...........        --        (385)
   Proceeds from issuance of common stock ...............       105          --
                                                           ---------------------
   Net cash provided by (used in) financing activities ..  $  6,098    $ (6,800)
                                                           ---------------------

   Net (decrease) in cash and due from banks ............    (2,153)     (4,420)

Cash and due from banks:
   Beginning ............................................  $ 14,661    $ 16,182
                                                           ---------------------
   Ending ...............................................  $ 12,508    $ 11,762
                                                           =====================
Supplemental Disclosures of Cash Flow Information
   Cash payments for:
     Interest ...........................................  $  2,828    $  4,149
     Income taxes ............ ..........................        --          11
Supplemental Schedule of Noncash Investing and Financing
  Activities:
  Change in accumulated other comprehensive income,
    unrealized gains (losses) on investment securities
    available for sale, net .............................      (136)        674

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

Note 2.  Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 6,000,000 shares and 500,000 shares, respectively. Basic earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Diluted earnings per share is arrived at by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period. The average number of shares of common stock outstanding for the first three months of 2002 and 2001 were 1,456,473 and 1,495,714, respectively. There were no common stock equivalents in 2002 or 2001.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and Analysis of Financial Condition

The Company's total assets at March 31, 2002, were $387,435,000. Muscatine's total assets were $285,397,000 which reflects a $6,373,000 (2.3%) increase from December 31, 2001, total assets. Fairfield's total assets were $99,987,000 at March 31, 2002, an increase of $1,032,000 (1.0%) when compared to December 31, 2001, total assets. Total consolidated assets increased by 1.8% during the first three months of 2002. Compared to March 31, 2001, however, total consolidated assets have increased $11,819,000 (3.1%).

Net loans totaled $273,762,000 at March 31, 2002. Net loans at Muscatine decreased by $848,000 (0.4%) during the first three months. Net loans increased at Fairfield by $1,915,000 (2.8%) during the first three months. Consolidated net loans increased by $1,067,000 (0.4%) year-to-date.

Total available for sale securities decreased $3,667,000 during the first three months of 2002 while federal funds sold increased $11,800,000. The Banks emphasize purchase of securities with maturities of five years and less as such purchases typically offer reasonable yields with little credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities are owned in order to enhance overall portfolio yield without significantly increasing risk. In the low interest rate environment experienced during the first quarter of 2002, the banks purchased fewer securities than the total of securities that were sold, matured, called, or paid down. Furthermore, most of the securities that were purchased had relatively short maturities. Securities sold during the current year of $2,997,000 have resulted in net gains recognized totaling $72,000.

Total deposits at March 31, 2002, were $274,587,000. Deposits, net of intercompany deposits, at Muscatine increased $5,706,000 (3.0%) from the prior year end. Fairfield's total deposits increased $1,357,000 (1.8%) during the same period. This represents a combined deposit increase of nearly $7.1 million (2.6%) for the Company during the first three months of 2002. Additionally, securities sold under agreements to repurchase increased $656,000 to $5.7 million and advances borrowed from the Federal Home Loan Bank decreased $1,722,000 to total $69.0 million at quarter end.

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

Results of Operation

Consolidated net income was $855,000 for the first quarter of 2002. This was $3,000 or 0.3% more than the same period last year. However, net income per share for the first three months of 2002 was $.59 which represented $.02 or 3.5% more than the prior year. Net interest income increased from the first quarter of 2001 to the first quarter of 2002 by $73,000 (2.7%), provision for loan losses increased $29,000 (74.4%), securities gains increased by $11,000 (18.0%), other income increased by $50,000 (9.0%), operating expenses increased $119,000 (5.8%), and income tax expense decreased $17,000 (4.3%).

The net interest income increase during the first quarter 2002 compared to the first quarter 2001 resulted from a greater decline in interest expense paid on liabilities than the decrease in interest income earned on assets. During 2001, the prime lending rate dropped a precipitous 475 basis points with most other short-term market interest rates also experiencing sizable declines. This quick, substantial decline in the prime lending rate caused downward pressure on the Company's interest income; however, the balance sheet structure allowed even more rapid reductions in the cost of funds. The usage of wholesale funding sources, while mitigating intermediate and long-term interest rate risk, increases interest expense. The Company somewhat reduced its reliance on such wholesale funding sources during the first quarter of 2002. The interest expense associated with the debt incurred to purchase treasury shares and the interest expense related to the aforementioned Company Obligated Mandatorily Redeemable Preferred Securities also adds pressure to the net interest income. Finally, the intense competition for all types of loans and deposits limits the Company's ability to control pricing and other terms when dealing with customers.

Provisions for loan losses were $68,000 for the three months ended March 31, 2002. This was $29,000 more than the first quarter of 2001. Net loan charge-offs through March 31, 2002 totaled $29,000 compared to net charge-offs of $42,000 for the first three months of 2001. The allowance for loan losses is maintained at the level considered adequate by management of the Banks to provide for losses that are probable. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. In determininig the adequacy of the allowance balance the Banks make continuous evaluations of the loan portfolio and related off-balance sheet commitments, consider current economic conditions, historical loan loss experience, review of specific problem loans, and other factors.

Nonaccrual loans totaled $696,000 at March 31, 2002, $13,000 less than the end of the first quarter in 2001. Other real estate owned totaled $251,000, an increase of $44,000 from a year ago, and loans past due 90 days or more and still accruing totaled $245,000 which was $691,000 less than at the end of the first quarter of 2001. The allowance for possible loan losses of $3,221,000 represents 1.2% of net loans and 270% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

The efficiency ratio, defined as noninterest expense as a percent of net interest income plus noninterest income, was 62.7% for the first three months of 2002 compared to 62.2% for all of 2001. The primary reason for this change is the increase in other operating expenses, a substantial portion of which is attributable to expanded technology costs.

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At March 31, 2002, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range and, thus, the Company is theoretically positioned to benefit from a decline in interest rates within the next year.

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at March 31, 2002, were $274,587,000 or 71% of total liabilities and equity.

Federal funds sold overnight totaled $42,800,000 or 11% of March 31, 2002, total assets. These federal funds sold may be used to fund loans as well as deposit withdrawals, or for other purposes as defined by management.

Securities available for sale with a cost totaling $39,648,000 at quarter-end included net unrealized gains of $1,151,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by management.

Capital

Stockholders' equity increased $393,000 (1.7%) during the three months ended March 31, 2002.

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

A comparison of the Company's capital as of March 31, 2002 with the requirements to be considered adequately capitalized is presented below.

                                                                  For Capital
                                                      Actual   Adequacy Purposes
--------------------------------------------------------------------------------
Tier 1 risk-based capital                              10.79%        4.00%
Total risk-based capital                               12.01%        8.00%
Tier 1 leverage ratio                                   7.48%        4.00%

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with accounting prinicles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.

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

The Company has in the past purchased shares of its outstanding common stock for the treasury as they become available. Additional future share repurchases have been authorized by the board of directors. During the first quarter of 2002, no shares were purchased under the existing stock repurchase program.

Current Accounting Developments

In July 2001, the Financial Accounting Standards Board issued Statement 141, "Business Combinations" and Statement 142, "Goodwill and Other Intangible Assets". Statement 141 eliminates the pooling method for accounting for business combinations; requires that intangible assets that meet certain criteria be reported separately from goodwill; and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life; and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. For the Company, the provisions of the Statements were generally effective January 1, 2002. Implementation of the Statements had no impact on the financial statements, except that annual goodwill amortization expense of $56,000 will no longer be recorded. For the three months ended March 31, 2001 goodwill amortization of $14,000 was recorded, thereby decreasing earnings per share by $.01 per share.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                                OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of the Company held at its offices on April 18, 2002, the shareholders elected the following individuals to the Board of Directors for the indicated terms:

                            Votes in Favor   Votes Against     Term
---------------------------------------------------------------------

Craig R. Foss                 1,216,894           0           3 Years
Donald R. Heckman             1,207,674           0           3 Years
D. Scott Ingstad              1,037,485           0           3 Years
Beverly J. White              1,215,094           0           3 Years
Stephen R. Cracker            1,036,535           0           2 Years

ITEM 6.  Exhibits and reports on Form 8-K.

         Reports on Form 8-K.      No Form 8-K has been
                                   filed for the quarter
                                   ended March 31, 2002.

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


5/14/02                     /s/ George A. Shepley
----------------             -------------------------------
Date                         George A. Shepley, Chairman of
                             the Board


5/14/02                      /s/ Kim K. Bartling
----------------             -------------------------------
Date                         Kim K. Bartling, Executive Vice
                             President, Chief Operating
                             Officer & Treasurer