Form 10-Q
period 2002-06-30
IOWA FIRST BANCSHARES CORP
filed 2002-08-14
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549


                                    FORM 10-Q

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended June 30, 2002

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

At June 30, 2002 there were 1,437,416 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                        PAGE NO.

PART 1   Financial Information

         Item 1.   Financial Statements

                   Consolidated Condensed Balance Sheets,
                   June 30, 2002 and December 31, 2001                         3

                   Consolidated Condensed Statements of
                   Income, Three and Six Months Ended
                   June 30, 2002 and 2001                                      4

                   Consolidated Condensed Statements of
                   Cash Flows, Six Months Ended
                   June 30, 2002 and 2001                                      5

                   Notes to Consolidated Condensed
                   Financial Statements                                        6


         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                             7 - 13

PART II  Other Information

         Item 6.   Exhibits and Reports on Form 8-K                           14

Signatures                                                                    15

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                           (Unaudited)
                                                            June 30,   December 31,
                                                              2002        2001
                                                           ----------------------

                    ASSETS
Cash and due from banks ................................   $  14,536    $  14,661

Interest-bearing deposits at financial institutions ....       2,148        1,620

Federal funds sold .....................................      25,585       31,000

Investment securities available for sale ...............      38,215       44,466

Loans, net of allowance for loan losses June 30, 2002,
  $3,314; December 31, 2001, $3,182 ....................     278,093      272,695

Bank premises and equipment, net .......................       4,903        5,055

Accrued interest receivable ............................       2,390        2,793

Life insurance contracts ...............................       3,854        3,361

Restricted investment securities .......................       3,911        3,868

Other assets ...........................................       1,172        1,078
                                                           ----------------------
        TOTAL ASSETS ...................................   $ 374,807    $ 380,597
                                                           ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES
Noninterest bearing deposits ...........................   $  42,185    $  42,165
Interest bearing deposits ..............................     225,390      225,359
                                                           ----------------------
        TOTAL DEPOSITS .................................     267,575      267,524
Notes payable ..........................................       3,300        5,419
Securities sold under agreements to
  repurchase ...........................................       4,913        5,068
Federal Home Loan Bank advances ........................      66,057       70,706
Treasury tax and loan open note ........................         917          622
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust .......................       4,000        4,000
Dividends payable ......................................         327          331
Other liabilities ......................................       1,654        1,645
                                                           ----------------------
        TOTAL LIABILITIES ..............................     348,743      355,315
                                                           ----------------------
Redeemable common stock held by employee stock
  ownership plan with 401(k) provisions (KSOP) .........       2,242        2,242
                                                           ----------------------
STOCKHOLDERS' EQUITY
Common stock ...........................................         200          200
Additional paid-in capital .............................       4,263        4,265
Retained earnings ......................................      33,010       31,944
Accumulated other comprehensive income .................         999          858
Less net cost of common shares acquired for the treasury     (12,408)     (11,985)
Less maximum cash obligation related to KSOP shares ....      (2,242)      (2,242)
                                                           ----------------------
        TOTAL STOCKHOLDERS' EQUITY .....................      23,822       23,040
                                                           ----------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $ 374,807    $ 380,597
                                                           ======================

See Notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                          Three Months Ended    Six Months Ended
                                                                June 30,            June 30,
                                                            2002       2001     2002       2001
                                                          --------------------------------------
INTEREST INCOME:
   Interest and fees on loans:
     Taxable ...........................................   $ 4,950   $ 5,632   $ 9,827   $11,286
     Nontaxable ........................................        24        30        43        64
   Interest on investment securities available for sale:

     Taxable ...........................................       294       531       615     1,160
     Nontaxable ........................................       207       239       418       482
   Interest on federal funds sold ......................       128       201       277       360
   Dividends on restricted investment securities .......        31        45        57        98
   Other ...............................................        20        16        44        16
                                                           -------------------------------------
   Total interest income ...............................     5,654     6,694    11,281    13,466
                                                           -------------------------------------

INTEREST EXPENSE:
   Interest on deposits ................................     1,495     2,718     3,039     5,507
   Interest on notes payable ...........................        75       107       183       227
   Interest on other borrowed funds ....................     1,041     1,061     2,120     2,203
   Interest on company obligated mandatorily
     redeemable preferred securities of subsidiary trust       105       105       207       105
                                                           -------------------------------------
   Total interest expense ..............................     2,716     3,991     5,549     8,042
                                                           -------------------------------------

   Net interest income .................................     2,938     2,703     5,732     5,424
Provision for loan losses ..............................       167       139       235       178
                                                           -------------------------------------
   Net interest income after provision for
     loan losses .......................................     2,771     2,564     5,497     5,246
                                                           -------------------------------------
Other income:
   Trust department ....................................       103        93       207       186
   Service fees ........................................       372       343       706       653
   Investment securities gains, net ....................         8        38        80        99
   Other ...............................................       158       219       327       373
                                                           -------------------------------------
     Total other income ................................       641       693     1,320     1,311
                                                           -------------------------------------
Operating expenses:
   Salaries and employee benefits ......................     1,193     1,202     2,418     2,383
   Occupancy expenses, net .............................       170       179       337       379
   Equipment expenses ..................................       177       153       363       298
   Office supplies, printing, and postage ..............        95       101       191       208
   Computer processing .................................       130       111       266       222
   Advertising and business promotion ..................        40        41        81        78
   Other operating expenses ............................       349       278       674       554
                                                           -------------------------------------
    Total operating expenses ...........................     2,154     2,065     4,330     4,122
                                                           -------------------------------------

   Income before income taxes ..........................   $ 1,258   $ 1,192   $ 2,487   $ 2,435
Applicable income taxes ................................       389       365       763       756
                                                           -------------------------------------
Net income .............................................   $   869   $   827   $ 1,724   $ 1,679
                                                           =====================================

Net income per common share, basic and diluted .........   $  0.60   $  0.56   $  1.19   $  1.13
                                                           =====================================

Dividends declared per common share ....................   $  0.23   $  0.22   $  0.46   $  0.44
                                                           =====================================

Comprehensive income ...................................   $ 1,146   $   809   $ 1,865   $ 2,335
                                                           =====================================

See Notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 For The Six Months Ended June 30, 2002 and 2001
                                 (In Thousands)

                                                                                 2002        2001
                                                                               --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .................................................................   $  1,724    $  1,679
Adjustments to  reconcile  net  income  to  net
   cash  provided  by  operating activities:
   Proceeds from real estate loans sold ....................................      3,970       3,029
   Real estate loans underwritten and sold .................................     (3,927)     (3,005)
   Gains on real estate loans sold .........................................        (43)        (24)
   Provision for loan losses ...............................................        235         178
   Investment securities gains, net ........................................        (80)        (99)
   Depreciation ............................................................        311         315
   Amortization of premiums and accretion of discounts
     on investment securities available for sale, net ......................         14         (11)
   Net decrease in other assets ............................................         56         267
   Net increase in other liabilities .......................................         77          91
                                                                               --------------------
Net cash provided by operating activities ..................................   $  2,337    $  2,420
                                                                               --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) in interest-bearing deposits at financial institution ....   $   (528)   $   (471)
   Net (increase) decrease in federal funds sold ...........................      5,415        (175)
   Proceeds from sales, maturities, calls and paydowns of available
     for sale securities ...................................................     14,534      13,476
   Purchases of available for sale securities ..............................     (7,990)     (4,552)
   Net (increase) in loans .................................................     (5,633)     (9,598)
   Purchases of bank premises and equipment ................................       (159)       (385)
   Increase in cash value of life insurance contracts ......................       (493)        (88)
   Purchases of restricted investment securities ...........................        (43)         (4)
                                                                               --------------------
   Net cash provided by (used in) investing activities .....................   $  5,103    $ (1,797)
                                                                               --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in noninterest bearing deposits .................   $     20    $ (9,749)
   Net increase in interest bearing deposits ...............................         31       8,215
   Net increase (decrease) in securities sold under
     agreements to repurchase ..............................................       (155)        241
   Repayment of notes payable ..............................................     (2,119)       (640)
   Net decrease in line of credit ..........................................         --        (125)
   Net increase in treasury tax and loan open note .........................        295       1,192
   Advances from Federal Home Loan Bank ....................................      1,000       5,650
   Payments of advances from Federal Home Loan Bank ........................     (5,649)    (13,306)
   Net proceeds from issuance of company obligated mandatorily
     redeemable preferred securities of subsidiary trust ...................         --       3,832
   Cash dividends paid .....................................................       (663)       (660)
   Purchases of common stock for the treasury ..............................       (430)       (476)
   Proceeds from issuance of common stock ..................................        105          --
                                                                               ---------------------
   Net cash (used in) financing activities .................................   $ (7,565)   $ (5,826)
                                                                               --------------------

   Net (decrease) in cash and due from banks ...............................       (125)     (5,203)

Cash and due from banks:
   Beginning ...............................................................   $ 14,661    $ 15,994
                                                                               --------------------
   Ending ..................................................................   $ 14,536    $ 10,791
                                                                               ====================
Supplemental Disclosures of Cash Flow Information, cash payments for:
      Interest .............................................................   $  5,669    $  8,152
      Income taxes .........................................................        721         739

Supplemental Schedule of Noncash Investing and Financing Activities,
  change in accumulated other comprehensive income, unrealized
  gains on investment securities available for sale, net ...................        141         656

See Notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

Iowa First Bancshares Corp. (the "Company") is a bank holding company headquartered in Muscatine, Iowa. The Company owns the outstanding stock of two national banks, First National Bank of Muscatine (Muscatine) and First National Bank in Fairfield (Fairfield). First National Bank of Muscatine has a total of five locations in Muscatine, Iowa. First National Bank in Fairfield has two locations in Fairfield, Iowa. Each bank is engaged in the general commercial banking business and provides full service banking to individuals and businesses, including checking, savings, money market and time deposit accounts, commercial loans, consumer loans, real estate loans, safe deposit facilities, transmitting of funds, trust services, and such other banking services as are usual and customary for commercial banks. Some of these other services include sweep accounts, lock-box deposits, debit cards, credit-related insurance, internet banking, automated teller machines, telephone banking and brokerage services through a third-party arrangement. The Company also owns the outstanding stock of Iowa First Capital Trust I, which was capitalized in March 2001 for the purpose of issuing Company Obligated Mandatorily Redeemable Preferred Securities.

Basis of Presentation:

The consolidated financial statements of the Company and its subsidiaries are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2001 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note 2.  Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 6,000,000 shares and 500,000 shares, respectively. Basic earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Diluted earnings per share is arrived at by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period. The average number of shares of common stock outstanding for the first six months of 2002 and 2001 were 1,448,637 and 1,491,767, respectively. There were no common stock equivalents in 2002 or 2001.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and Analysis of Financial Condition

The Company's total assets at June 30, 2002, were $374,807,000, a decrease of $5,790,000 or 1.5% from December 31, 2001. As of June 30, 2002, the Company had $25,585,000 of federal funds sold compared to $31,000,000 at December 31, 2001. Federal funds sold and other liquid assets have been higher the past few quarters than the Company would historically consider normal. This is due to the low interest rate environment coupled with managements' strategy to maintain liquidity for future loan growth and purchases of investment securities available for sale when interest rates again rise.

Total available for sale securities decreased $6,251,000 during the first six months of 2002 to total $38,215,000 at June 30, 2002. The Banks emphasize purchase of securities with maturities of five years and less as such purchases typically offer reasonable yields with limited credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities are owned in order to enhance overall portfolio yield without significantly increasing risk. In the low interest rate environment experienced during the first six months of 2002, the banks purchased fewer securities than the total of securities that were sold, matured, called, or paid down. Furthermore, most of the securities that were purchased had relatively short maturities or likely early call dates. Securities sold during the current year of $3,849,000 have resulted in net gains recognized totaling $80,000.

Net loans totaled $278,093,000 at June 30, 2002, an increase of $5,398,000 or 2.0% from December 31, 2001. Competition for high-quality loans remains intense, particularly in the small consumer and residential real estate loan categories.

Total deposits at June 30, 2002, were $267,575,000, nearly identical to the balance at December 31, 2001. Certificates of deposit remain the largest single category of deposits representing on average for the three months ended June 30, 2002, approximately 42% of total deposits. Securities sold under agreements to repurchase decreased $155,000 to $4.9 million and advances borrowed from the Federal Home Loan Bank decreased $4,649,000 to total $66.0 million at quarter end.

Notes payable totaled $3,300,000 at June 30, 2002, or $2,119,000 less than at December 31, 2001. This decrease resulted from regularly scheduled principal payments as well as a $1,522,000 payoff of one of the Company's loans at its balloon date.

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

Results of Operations:

The Company recorded net income of $869,000 for the quarter ended June 30, 2002, compared with net income of $827,000 for the quarter ended June 30, 2001, an increase of $42,000 or 5.1%. The increase in net income was primarily due to improved net interest income which was $235,000 or 8.7% greater the second quarter of 2002 compared to the second quarter of 2001. Diluted earnings per share were $.60 during the second quarter of 2002 and $.56 for the same quarter in 2001, an increase of $.04 or 7.1%. The Company's return on average assets for the quarter ended June 30, 2002 was .92% compared with a return of .87% for the quarter ended June 30, 2001. The Company's return on average equity was 14.6% and 14.4% for the three months ended June 30, 2002 and June 30, 2001, respectively.

Consolidated net income was $1,724,000 for the first six months of 2002. This was $45,000 or 2.7% more than for the comparable period last year. However, net income per share for the first six months of 2002 was $1.19 which was $.06 or 5.3% greater than the comparable period of the prior year. Net interest income increased the first six months of 2002 compared to the first two quarters of 2001 by $308,000 (5.7%), provision for loan losses increased $57,000 (32.0%), securities gains decreased by $19,000 (19.2%), other income increased by $28,000 (2.3%), operating expenses increased $208,000 (5.0%), and income tax expense increased $7,000 (0.9%). The Company's return on average assets for the six months ended June 30, 2002 was .91% compared with a return of .89% for the six months ended June 30, 2001. The Company's return on average equity was 14.7% and 14.5% for the six months ended June 30, 2002 and June 30, 2001, respectively.

The distribution of average assets, liabilities and stockholders' equity and intrest rates, as well as interest differential was as follows (dollar amounts in thousands and income and rates on a fully taxable equivalent basis using staturory tax rates in effect for the year presented):

                             Three Months Ended       Three Months Ended         Six Months Ended           Six Months Ended
                               June 30, 2002             June 30, 2001             June 30, 2002              June 30, 2001
                          ------------------------  ------------------------  -------------------------  ---------------------------
                                           Average                   Average                    Average                     Average
                          Balance  Interest  Rate   Balance  Interest  Rate   Balance   Interest  Rate   Balance   Interest  Rate
                          ----------------------------------------------------------------------------------------------------------
Assets
  Taxable loans, net .... $276,891  $4,950   7.15%  $275,885  $5,632  8.17%   $273,617  $9,827   7.18%   $274,244  $11,266   8.23%
  Taxable investment
    securities available
    for sale ............   21,182     294   5.55%    34,908     531  6.08%     21,777     615   5.65%     38,331    1,160   6.05%
  Nontaxable investment
    securities and loans    19,319     350   7.25%    22,687     408  7.19%     19,379     698   7.21%     22,800      827   7.26%
  Federal funds sold ....   30,658     128   1.67%    19,265     201  4.17%     34,445     277   1.61%     15,277      360   4.71%
  Restricted investment
    securities ..........    3,890      31   3.19%     2,308      45  7.80%      3,879      57   2.94%      3,067       98   6.39%
  Interest-bearing
    deposits at financial
    institutions ........    2,188      20   3.66%     1,585      16  4.04%      2,662      44   3.31%        800       16   4.00%
                          ----------------          ----------------          ----------------          -----------------
        Total interest-
        earning assets ..  354,128   5,773   6.52%   356,638   6,833  7.66%    355,759  11,518   6.48%    354,519   13,747   7.76%
                                    ------                    ------                    ------                     ------
  Cash and due from banks   13,449                    11,957                    13,143                    11,821
  Bank premises and
    equipment, net ......    4,913                     5,071                     4,958                     5,021
  Life insurance
    contracts ...........    3,518                     3,250                     3,453                     3,228
  Other assets ..........    3,391                     5,094                     3,459                     4,523
                          --------                  --------                  --------                  --------
        Total ........... $379,399                  $382,010                  $380,772                  $379,112
                          ========                  ========                  ========                  ========
Liabilities
  Deposits:
    Interest-bearing
      deposits .......... $117,229  $  402   1.37%  $100,161  $  709  2.83%   $115,239  $  804   1.40%   $971,174   $1,464   3.01%
    Time ................  112,671   1,093   3.88%   136,969   2,009  5.87%    113,893   2,235   3.92%    136,073    4,043   5.94%
  Notes payable .........    4,050      75   7.36%     5,825     107  7.35%      4,950     183   7.37%      6,175      227   7.35%
  Other borrowings ......   73,237   1,041   5.69%    68,831   1,061  6.17%     74,930   2,120   5.66%     70,737    2,203   6.23%
  Company obligated
    mandatorily redeemable
    preferred securities     4,000     105  10.34%     4,000     105 10.34%      4,000     207  10.27%      2,050      105  10.18%
                          ----------------          ----------------          ----------------          -----------------
        Total ..........  311,187    2,716   3.49%   315,786   3,991  5.06%    313,012   5,549   3.55%    312,209    8,042   5.15%
  Noninterest-bearning
    deposits ...........   40,235                     38,670                    39,988                    39,165
  Other liabilities ....    1,958                      2,402                     2,034                     2,417
                         --------                   --------                  --------                   -------
        Total
        liabilities ....  353,380                    356,858                   355,034                   353,791
  Redeemable common
    stock held by
    KSOP ...............    2,242                      2,118                     2,242                     2,118
Stockholders' equity ...   23,777                     23,034                    23,496                    23,203
                         --------                   --------                  --------                  --------
        Total .......... $379,399                   $382,010                  $380,772                  $379,112
                         ========                   ========                  ========                  ========
Net interest earnings ..           $3,057                     $2,842                    $5,969                     $5,705
                                   ======                     ======                    ======                     ======
Net annualized yield (net
  interest earnings
  divided by total
  interest-earning
  assets) ..............                     3.45%                     3.19%                     3.36%                       3.22%
                                             =====                     =====                     =====                       =====

Nonaccruing loans are included in the average balance. Loan fees are not material.

The net interest margin increased to 3.45% during the second quarter of 2002 compared to 3.19% during the second quarter of 2001. The return on average interest-earning assets decreased 114 basis points (from 7.66% in 2001 to 6.52% in 2002) and interest paid on average interest-bearing liabilities decreased 157 basis points (from 5.06% in 2001 to 3.49% in 2002). The net interest margin increased to 3.36% during the first six months of 2002 compared to 3.22% during the same period in 2001. Over the same time periods, the return on average interest-earning assets decreased 128 basis points (from 7.76% in 2001 to 6.48% in 2002) and interest paid on average interest-bearing liabilities decreased 160 basis points (from 5.15% in 2001 to 3.55% in 2002).

The Federal Reserve Bank Board and Chairman Greenspan reduced short-term interest rates an amazing eleven times during 2001. The prime lending rate, which began the year 2001 at 9.50%, ended 2001 at only 4.75%; where it has remained for the first six months of 2002. During this period of low interest rates, increased emphasis has been given to incorporating interest rate floors on selected commercial and agricultural loans. During the second quarter of 2002 most, if not all, of such loans subject to interest rate floors were actually paying the floor rate. This resulted in the rates received on loans falling less than the rates paid on interest-bearing liabilities. Eventually, when market interest rates again rise, rates paid on interest-bearing liabilities may, for a time, increase more than rates received on loans. This outcome is possible due to the loans which are subject to floor rate pricing lagging market interest rate increases until such time as the floor rate has been exceeded. The extent of this impact will depend on the amount and timing of eventual market interest rate hikes.

Rates received on investment securities available for sale have decreased less than the rates paid on interest-bearing liabilities. This was due largely to a longer average duration for investment securities available for sale than the average duration for interest-bearing liabilities. Most of the investment securities available for sale were purchased when market interest rates were higher than rates currently available.

The usage of wholesale funding sources (primarily Federal Home Loan Bank advances), while mitigating intermediate and long-term interest rate risk, tends to increase overall interest expense. The Company reduced its reliance on such Federal Home Loan Bank advances as a funding source by $4,649,000 during the first two quarters of 2002. The interest expense related to the aforementioned Company Obligated Mandatorily Redeemable Preferred Securities was incurred for the entire first six months of 2002, compared to such expense incurred for only slightly more than ninety days during the first six months of 2001. Intense competition for all types of loans and deposits tends to limit the Company's ability to control pricing and other terms when dealing with customers.

Provisions for loan losses were $167,000 for the three months ended June 30, 2002. This was $28,000 more than the second quarter of 2001. The first six months of 2002 provisions for loan losses totaled $235,000 or $57,000 more than the same period last year. Net loan charge-offs through June 30, 2002 totaled $103,000 compared to net charge-offs of $263,000 for the first six months of 2001. The allowance for possible loan losses is maintained at the level considered adequate by management of the Banks to provide for probable losses in the existing loan portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. In determining the adequacy of the allowance balance the Banks make continuous evaluations of the loan portfolio and related off-balance sheet commitments, consider current economic conditions, the composition of the loan portfolio, historical loan loss experience, review of specific problem loans, the estimated net realizable value or the fair value of the underlying collateral, and other factors.

Nonaccrual loans totaled $1,414,000 at June 30, 2002, an increase of $718,000 from the first quarter of 2002 and an increase of $815,000 from June 30, 2001. Other real estate owned totaled $535,000, an increase of $284,000 from the prior quarter and an increase of $359,000 from a year ago. Loans past due 90 days or more and still accruing totaled $145,000 which was $100,000 less than at the end of the prior quarter and $366,000 less than a year earlier. The allowance for possible loan losses of $3,314,000 represents 1.2% of net loans and 158% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

Other income results from the charges and fees collected by the Company from its customers for various services performed, gross trust department revenue, miscellaneous other income and gains (or losses) from the sale of investment securities in the available for sale category. Total other income for the second quarter of 2002 was $641,000 or 7.5% less than the second quarter of 2001. For the first two quarters of 2002, other income totaled 1,320,000 or 0.7% greater than the same period last year. Service fee income and trust department income were higher than the prior year while gains on investment securities available for sale and miscellaneous income were less than last year.

Operating expenses include all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. For the quarter ended June 30, 2002, salaries and employee benefits expense decreased $9,000 or 0.7% as turnover resulted in some savings, equipment expenses increased $24,000 or 15.7% as costs associated with new computers and item processing equipment were incurred, computer processing increased $19,000 or 17.1% as additional costs associated with digital document imaging as well as disaster recovery contracts were recognized. Finally, other operating expenses increased $71,000 or 25.5% largely due to the impact of payments for consulting, Federal Reserve Bank processing, and insurance as well as costs incurred carrying and disposing of other real estate.

For the six months ended June 30, 2002, salaries and employees benefits increased $35,000 or 1.5% due to normal salary adjustments and higher health care costs mitigated somewhat by employee turnover, occupancy expense decreased $42,000 or 11.1% due mainly to lower utility costs, equipment expense increased $65,000 or 21.8% as costs associated with new computers and item processing equipment were incurred, computer processing rose $44,000 or 19.8% as additional costs associated with digital document imaging as well as disaster recovery contracts were recognized, and other operating expenses increased $120,000 or 21.7% largely due to the impact of payments for consulting, Federal Reserve Bank processing, and insurance as well as costs incurred carrying and disposing of other real estate. Total operating expenses increased by $208,000 or 5.0% for the six months ended June 30, 2002 compared to the same period last year.

Income tax expense for the quarter ended June 30, 2002 of $389,000 represented 30.9% of income before taxes, the comparable quarter last year was 30.6% of income before tax. Year-to-date 2002 tax expense was 30.7% of income before tax.

The efficiency ratio, defined as noninterest expense as a percent of net interest income plus noninterest income, was 60.2% and 61.4% for the three and six months ended June 30, 2002, respectively. The efficiency ratio for all of 2001 was 62.2%. The primary reason for this improvement in 2002 is the increase in net interest income.

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At June 30, 2002, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range and, thus, the Company is theoretically positioned to benefit from a decline in interest rates within the next year.

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at June 30, 2002, were $267,575,000 or 71.4% of total liabilities and equity.

Federal funds sold overnight totaled $25,585,000 or 6.8% of June 30, 2002, total assets. These federal funds sold may be used to fund loans as well as deposit withdrawals, or for other purposes as defined by management.

Securities available for sale with a cost totaling $36,621,000 at quarter-end included net unrealized gains of $1,594,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by management.

Capital

Stockholders' equity increased $782,000 (3.4%) during the six months ended June 30, 2002. This increase occurred despite net purchases of treasury shares totaling $423,000 over the same period.

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

A comparison of the Company's capital as of June 30, 2002 with the requirements to be considered adequately capitalized and well capitalized is presented below.

                                                                      To Be Well Capitalized
                                                     For Capital      Under Prompt Corrective
                                          Actual   Adequacy Purposes    Action Provisions
                                          ---------------------------------------------------
Total capital to risk-weighted assets     12.03%        8.00%                  10.00%
Tier 1 capital to risk-weighted assets    10.79%        4.00%                   6.00%
Tier 1 capital to average assets           7.57%        4.00%                   5.00%

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.

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

The Company has in the past purchased shares of its outstanding common stock for the treasury as they become available. During the second quarter of 2002, the Board of Directors rescinded the prior stock repurchase plan and approved a new stock repurchase plan authorizing up to 75,000 shares of its outstanding common stock to be purchased for the treasury. During the first two quarters of 2002, over 19,000 shares or 1.3% of the total shares outstanding as of December 31, 2001 were purchased for the treasury.

Current Accounting Developments

In July 2001, the Financial Accounting Standards Board issued Statement 141, "Business Combinations" and Statement 142, "Goodwill and Other Intangible Assets". Statement 141 eliminates the pooling method for accounting for business combinations; requires that intangible assets that meet certain criteria be reported separately from goodwill; and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life; and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. For the Company, the provisions of the Statements were generally effective January 1, 2002. Implementation of the Statements had no impact on the financial statements, except that annual goodwill amortization expense of $56,000 will no longer be recorded. For the three and six months ended June 30, 2001 goodwill amortization of $14,000 and $28,000 was recorded, respectively. This goodwill amortization resulted in a reduction of earnings per share for the three and six months ended June 30, 2001 of $.01 and $.02, respectively.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

With the exception of the historical information contained in this report, the matters described herein contain certain forward-looking statements with respect to the Company's financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on the Company, including but limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to the Company and changes therein; the impact of accounting pronouncements applicable to the Company and changes therein; competitive conditions in the markets in which the Company operates, including competition from banking and non-banking companies with substantially greater resources; the Company's ability to control the composition of its loan portfolio without adversely affecting interest income; the Company's dependence on third party suppliers; and the Company's ability to respond to changes in technology. Readers of this Form 10-Q should therefore not place undue reliance on forward-looking statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                                OTHER INFORMATION



ITEM 6. Exhibits and reports on Form 8-K.

        (a)  Exhibits

             Exhibit 99.1 - Certification pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002

             Exhibit 99.2 - Certification pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002

        (b)  Reports on Form 8-K.

             No Form 8-K has been filed for the quarter ended June 30, 2002.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             IOWA FIRST BANCSHARES CORP.

                                 (Registrant)


August 14, 2002              /s/ D. Scott Ingstad
----------------             ---------------------------------------------------
Date                         D. Scott Ingstad, Vice Chairman of the Board
                             President and CEO


August 14, 2002              /s/ Kim K. Bartling
----------------             ---------------------------------------------------
Date                         Kim K. Bartling, Executive Vice
                             President, Chief Operating
                             Officer & Treasurer