Form 10-Q
period 2002-09-30
IOWA FIRST BANCSHARES CORP
filed 2002-11-13
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON D.C.    20549

                          FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended September 30, 2002
                                         ------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

At September 30, 2002 there were 1,433,816 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                        PAGE NO.

PART 1    Financial Information

          Item 1.  Financial Statements

                   Consolidated Condensed Balance Sheets,
                   September 30, 2002 and December 31, 2001                    3

                   Consolidated Condensed Statements of
                   Income, Three and Nine months Ended
                   September 30, 2002 and 2001                                 4

                   Consolidated Condensed Statements of
                   Cash Flows, Nine months Ended
                   September 30, 2002 and 2001                                 5

                   Notes to Consolidated Condensed
                   Financial Statements                                        6


          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                               7-13

          Item 4.  Controls and Procedures                                    14

PART II   Other Information

          Item 6.  Exhibits and Reports on Form 8-K                           15


Signatures                                                                    16

Section 302 Certifications                                                 17-18

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                        September 30,  December 31,
                                                             2002          2001
                                                        ---------------------------
               ASSETS

Cash and due from banks ................................  $  18,215    $  14,661
Interest-bearing deposits at financial institutions ....      1,800        1,620
Federal funds sold .....................................     29,773       31,000
Investment securities available for sale ...............     39,099       44,466
Loans, net of allowance for loan
   losses September 30, 2002, $3,348;
   December 31, 2001, $3,182 ...........................    280,380      272,695
Bank premises and equipment, net .......................      5,190        5,055
Accrued interest receivable ............................      2,832        2,793
Life insurance contracts ...............................      3,904        3,361
Restricted investment securities .......................      3,957        3,868
Other assets ...........................................      1,151        1,078
                                                          ----------------------
   TOTAL ASSETS ........................................  $ 386,301    $ 380,597
                                                          ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
            LIABILITIES

Noninterest bearing deposits ...........................  $  44,335    $  42,165
Interest bearing deposits ..............................    231,692      225,359
                                                          ----------------------
   TOTAL DEPOSITS ......................................    276,027      267,524
Notes payable ..........................................      3,300        5,419
Securities sold under agreements to
   repurchase ..........................................      5,860        5,068
Federal Home Loan Bank advances ........................     67,122       70,706
Treasury tax and loan open note ........................        841          622
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust .......................      4,000        4,000
Dividends payable ......................................        326          331
Other liabilities ......................................      1,920        1,645
                                                          ----------------------
   TOTAL LIABILITIES ...................................    359,396      355,315
                                                          ----------------------

Redeemable common stock held by employee stock
ownership plan with 401(k) provisions (KSOP) ...........      2,516        2,242
                                                          ----------------------

STOCKHOLDERS' EQUITY
Common stock ...........................................        200          200
Additional paid-in capital .............................      4,263        4,265
Retained earnings ......................................     33,669       31,944
Accumulated other comprehensive income .................      1,271          858
Less net cost of common shares acquired for the treasury    (12,498)     (11,985)
Less maximum cash obligation related to KSOP shares ....     (2,516)      (2,242)
                                                          ----------------------
   TOTAL STOCKHOLDERS' EQUITY ..........................     24,389       23,040
                                                          ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............  $ 386,301    $ 380,597
                                                          ======================

See Notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)

                                   (Unaudited)


                                                          Three Months Ended   Nine Months Ended
                                                             September 30,       September 30,
                                                          ------------------   -----------------
                                                            2002       2001     2002      2001
                                                           -------   -------   -------   -------
INTEREST INCOME:
   Interest and fees on loans:
     Taxable ...........................................   $ 4,925   $ 5,462   $14,752   $16,748
     Nontaxable ........................................        40        23        83        87
   Interest on investment securities available for sale:

     Taxable ...........................................       286       469       901     1,629
     Nontaxable ........................................       200       233       618       715
   Interest on federal funds sold ......................       113       149       390       509
   Dividends on restricted investment securities .......        31        34        88       132
   Other ...............................................        12        25        56        41
                                                           -------------------------------------
   Total interest income ...............................     5,607     6,395    16,888    19,861
                                                           -------------------------------------

INTEREST EXPENSE:
   Interest on deposits ................................     1,471     2,380     4,510     7,887
   Interest on notes payable ...........................        62       103       245       330
   Interest on other borrowed funds ....................     1,018     1,088     3,138     3,291
   Interest on company obligated mandatorily
     redeemable preferred securities of subsidiary trust       106       106       313       208
                                                           -------------------------------------
   Total interest expense ..............................     2,657     3,677     8,206    11,716
                                                           -------------------------------------

   Net interest income .................................     2,950     2,718     8,682     8,145
Provision for loan losses ..............................        95       130       330       308
                                                           -------------------------------------
   Net interest income after provision for
     loan losses .......................................     2,855     2,588     8,352     7,837
                                                           ------------------------------------
Other income:
   Trust department ....................................        92        93       299       279
   Service fees ........................................       406       342     1,112       995
   Investment securities gains, net ....................         4       186        84       285
   Other ...............................................       137       118       464       491
                                                           -------------------------------------
     Total other income ................................       639       739     1,959     2,050
                                                           -------------------------------------
Operating expenses:
   Salaries and employee benefits ......................     1,230     1,232     3,648     3,615
   Occupancy expenses, net .............................       160       168       497       547
   Equipment expenses ..................................       157       158       520       456
   Office supplies, printing, and postage ..............        77        70       268       278
   Computer processing .................................        99        94       365       316
   Advertising and business promotion ..................        40        54       121       132
   Other operating expenses ............................       297       262       971       819
                                                           -------------------------------------
    Total operating expenses ...........................     2,060     2,038     6,390     6,163
                                                           -------------------------------------

   Income before income taxes ..........................   $ 1,434   $ 1,289   $ 3,921   $ 3,724
Applicable income taxes ................................       449       389     1,212     1,145
                                                           -------------------------------------

Net income .............................................   $   985   $   900   $ 2,709   $ 2,579
                                                           ====================================


Net income per common share, basic and diluted .........   $  0.69   $  0.61   $  1.88   $  1.74
                                                           =====================================


Dividends declared per common share ....................   $  0.23   $  0.22   $  0.68   $  0.66
                                                           =====================================


Comprehensive income ...................................   $ 1,257   $ 1,135   $ 3,122   $ 3,470
                                                           =====================================

See Notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              For The Nine Months Ended September 30, 2002 and 2001
                                 (In Thousands)
                                  (Unaudited)


                                                                                     2002        2001
                                                                                   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $  2,709    $  2,579
Adjustments to reconcile net income to net cash provided by operating activities:
   Proceeds from real estate loans sold ........................................      6,816       4,850
   Real estate loans underwritten and sold .....................................     (6,731)     (4,813)
   Gains on real estate loans sold .............................................        (85)        (37)
   Provision for loan losses ...................................................        330         308
   Investment securities gains, net ............................................        (84)       (285)
   Depreciation ................................................................        424         475
   Amortization of premiums and accretion of discounts
     on investment securities available for sale, net ..........................         30         (19)
   Net increase in other assets ................................................       (212)       (336)
   Net increase in other liabilities ...........................................         29         242
                                                                                   --------------------
Net cash provided by operating activities ......................................   $  3,226    $  2,964
                                                                                   --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) in interest-bearing deposits at financial institutions .......   $   (180)   $ (1,398)
   Net (increase) decrease in federal funds sold ...............................      1,227     (14,410)
   Proceeds from sales, maturities, calls and paydowns of available
   for sale securities .........................................................     14,786      20,556
   Purchases of available for sale securities ..................................     (8,706)     (5,063)
   Net (increase) in loans .....................................................     (8,015)     (6,376)
   Purchases of bank premises and equipment ....................................       (559)       (549)
   Purchases of life insurance contracts .......................................       (405)         --
   Increase in cash value of life insurance contracts ..........................       (138)       (132)
   (Purchases) sales of restricted investment securities .......................        (89)          6
                                                                                   --------------------
   Net cash (used in) investing activities .....................................   $ (2,079)   $ (7,366)
                                                                                   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in noninterest bearing deposits .....................   $  2,170    $ (8,683)
   Net increase in interest bearing deposits ...................................      6,333       9,773
   Net increase in securities sold under
     agreements to repurchase ..................................................        792         211
   Repayment of notes payable ..................................................     (2,119)       (686)
   Net decrease in line of credit ..............................................         --        (125)
   Net increase in treasury tax and loan open note .............................        219       1,051
   Advances from Federal Home Loan Bank ........................................      7,100      13,400
   Payments of advances from Federal Home Loan Bank ............................    (10,684)    (17,081)
   Net proceeds from issuance of company obligated mandatorily
     redeemable preferred securities of subsidiary trust .......................         --       3,832
   Cash dividends paid .........................................................       (989)       (987)
   Purchases of common stock for the treasury ..................................       (520)     (1,042)
   Proceeds from issuance of common stock ......................................        105          --
                                                                                   --------------------
   Net cash provided by (used in) financing activities .........................   $  2,407    $   (337)
                                                                                   --------------------
   Net increase (decrease) in cash and due from banks ..........................      3,554      (4,739)

Cash and due from banks:
   Beginning ...................................................................   $ 14,661    $ 15,994
                                                                                   --------------------
   Ending ......................................................................   $ 18,215    $ 11,255
                                                                                   ====================

Supplemental Disclosures of Cash Flow Information, cash payments for:
      Interest .................................................................   $  8,250    $ 11,832
      Income taxes .............................................................      1,228       1,193
Supplemental Schedule of Noncash Investing and Financing  Activities,  change in accumulated other comprehensive income, unrealized
  gains on investment securities available for sale, net .......................        413         891

See Notes to Consolidated Condensed Financial Statements .......................

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

Basis of Presentation:

The consolidated financial statements of the Company and its subsidiaries are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2001 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Reclassifications:

Certain amounts in the prior year financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform with current year presentations.

Note 2.  Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 6,000,000 shares and 500,000 shares, respectively. Basic earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Diluted earnings per share is arrived at by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period. The average number of shares of common stock outstanding for the first three and nine months of 2002 and 2001, respectively, were 1,436,055 and 1,444,443, and 1,474,111 and 1,485,882, respectively. There were no common stock equivalents in 2002 or 2001.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Critical Accounting Policy:

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increass the complexity of its loan portfolio, it will enhance its methodology accordingly, Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis included in the "Results of Operations" section relative to the provision for loan losses. Although management believes the levels of the allowance as of September 30, 2002 and December 31, 2001 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Results of Operations:

The Company recorded net income of $985,000 for the quarter ended September 30, 2002, compared with net income of $900,000 for the quarter ended September 30, 2001, an increase of $85,000 or 9.4%. The increase in net income was primarily due to improved net interest income which was $232,000 or 8.5% greater the third quarter of 2002 compared to the third quarter of 2001. Basic and diluted earnings per share were $.69 during the third quarter of 2002 versus $.61 for the same quarter in 2001, an increase of $.08 or 13.1%. The Company's return on average assets for the quarter ended September 30, 2002 was 1.04% compared with a return of .95% for the quarter ended September 30, 2001. The Company's return on average equity was 15.62% and 15.50% for the three months ended September 30, 2002 and September 30, 2001, respectively.

Consolidated net income was $2,709,000 for the first nine months of 2002. This was $130,000 or 5.0% more than for the comparable period last year. However, net income per basic and diluted share for the first nine months of 2002 was $1.88 which was $.14 or 8.0% greater than the comparable period of the prior year. Net interest income increased the first nine months of 2002 compared to the first nine months of 2001 by $537,000 (6.6%), provision for loan losses increased $22,000 (7.1%), securities gains decreased by $201,000 (70.5%), other income increased by $110,000 (6.2%), operating expenses increased $227,000 (3.7%), and income tax expense increased $67,000 (5.9%). The Company's return on average assets for the nine months ended September 30, 2002 was .96% compared with a return of .92% for the nine months ended September 30, 2001. The Company's return on average equity was 15.2% and 15.3% for the nine months ended September 30, 2002 and September 30, 2001, respectively.

The distribution of average assets, liabilities and stockholders's equity and interest rates, as well as interest differential was as follows (dollar amounts in thousands and income and rates on a fully taxable equivalent basis using statutory tax rates in effect for the year presented):

                            Three Months Ended          Three Months Ended         Nine Months Ended          Nine Months Ended
                            September 30, 2002          September 30, 2001         September 30, 2002         September 30, 2001
                        --------------------------  -------------------------  -------------------------   -------------------------
                                           Average                    Average                    Average                     Average
                        Balance   Interest   Rate   Balance   Interest  Rate   Balance   Interest  Rate    Balance  Interest   Rate
                        --------------------------  -------------------------  -------------------------  --------------------------
Assets
  Taxable loans, net .  $275,265  $  4,925   7.16%  $275,446  $  5,462  7.93%  $274,173   $14,752  7.17%   $274,649  $16,748   8.13%
  Taxable investment
    securities
    available
    for sale .........    21,739    286.00   5.26%    29,702       469  6.32%    21,765    901.00  5.52%     34,273    1,629   6.34%
  Nontaxable investment
    securities and
    loans ...........     20,027       364   7.26%    21,655       388  7.16%    19,597     1,062  7.23%     22,414    1,215   7.23%
  Federal funds sold      27,505    113.00   1.64%    17,334       149  3.44%    32,107    390.00  1.62%     15,970      509   4.25%
  Restricted invest-
    ment securities .      3,931     31.00   3.15%     4,235        34  3.21%     3,897     88.00  3.01%      3,937      132   4.47%
  Interest-bearing
    deposits at
    financial
    institutions ....      1,530     12.00   3.14%     2,522        25  3.96%     1,922     56.00  3.88%      1,354       41   4.04%
                        ------------------          ------------------          -----------------          -----------------
     Total interest-
     earning assets .    349,997     5,731   6.55%   350,894     6,527  7.44%   353,461    17,249  6.51%    352,597   20,274   7.67%
                                   -------                    --------                   --------                    -------
     Cash and due
        from banks ..     13,076                      12,376                     12,759                      12,008
     Bank premises
        and equipment      5,158                       5,048                      5,033                       5,022
     Life insurance
        contracts ...      3,884                       3,299                      3,598                       3,252
     Other assets ..      4,076                       3,548                      3,915                       3,845
                        --------                    --------                   --------                    --------
           Total ....   $376,190                    $375,165                   $378,767                    $376,724
                        ========                    ========                   ========                    ========
Liabilities
  Deposits:
    Interest-bearing
      demand .........  $110,053  $  355     1.29%  $ 97,700   $   498  1.99%   $113,491  $ 1,160   1.37%  $ 97,352  $ 1,962   2.69%
    Time .............   115,830   1,116     3.85%   130,166     1,883  5.79%    114,546    3,350   3.91%   134,082    5,925   5.91%
  Notes payable ......     3,300      62     7.37%     5,590       103  7.37%      4,435      245   7.37%     5,985      330   7.37%
  Other borrowings ...    72,884   1,018     5.59%    71,100     1,088  6.12%     74,241    3,138   5.65%    70,858    3,291   6.21%
  Company obligated
    mandatorily
    redeemable
    preferred
    securities .......     4,000     106    10.37%     4,000       106 10.37%      4,000      313  10.32%     2,657      208  10.32%
                        ----------------            ------------------          -----------------          -----------------
     Total interest-
     bearing
     liabilities .....   306,067   2,657    #DIV/0!  308,557     3,678  4.77%    310,713    8,206  #DIV/0!   310,935  11,716   5.04%
                                            -------                     -----                      ------                     ------
   Noninterest-
     bearing deposits     41,127                      38,935                      40,350                      39,110
   Other liabilities .     1,728                       2,519                       1,634                       1,987
                        --------                    --------                    --------                    --------
      Total liabilities  348,922                     350,011                     352,697                     352,031
   Redeemable common
     stock held by KSOP    2,242                       2,118                       2,242                       2,118
Stockholders' Equity ..   25,026                      23,036                      23,828                      22,575
                        --------                   --------                    --------                    --------
           Total ...... $376,190                    $375,165                    $378,767                    $376,724
                        ========                    ========                    ========                    ========
      Net interest
      earnings ........ $  3,074                    $  2,849                    $  9,043                    $ 8,558
                        ========                    ========                    ========                    =======
       Net Annualized
       Yield (net
       interest
       earnings
       divided by
       total interest-
       earning
       assets) .........                    3.51%                      3.25%                       3.41%                      3.24%
                                          =======                    =======                     =======                    =======

Nonaccruing loans are included in the average balance. Loan fees are not material.

The net interest margin increased to 3.51% during the third quarter of 2002 compared to 3.25% during the third quarter of 2001. The return on average interest-earning assets decreased 89 basis points (from 7.44% in 2001 to 6.55% in 2002) and interest paid on average interest-bearing liabilities decreased 130 basis points (from 4.77% in 2001 to 3.47% in 2002).

The net interest margin increased to 3.41% during the first nine months of 2002 compared to 3.24% during the same period in 2001. Over the same time periods, the return on average interest-earning assets decreased 116 basis points (from 7.67% in 2001 to 6.51% in 2002) and interest paid on average interest-bearing liabilities decreased 151 basis points (from 5.04% in 2001 to 3.53% in 2002).

The Federal Reserve Bank Board and Chairman Greenspan reduced short-term interest rates an amazing eleven times during 2001. The prime lending rate, which began the year 2001 at 9.50%, ended 2001 at only 4.75%; where it has remained for the first nine months of 2002. During this period of low interest rates, increased emphasis has been given to incorporating interest rate floors on selected commercial and agricultural loans. During the third quarter of 2002 most, if not all, of such loans subject to interest rate floors were actually paying the floor rate. This resulted in the rates received on loans falling less than the rates paid on interest-bearing liabilities. Eventually, when market interest rates again rise, rates paid on interest-bearing liabilities may, for a time, increase more than rates received on loans. This outcome is possible due to the loans which are subject to floor rate pricing lagging market interest rate increases until such time as the floor rate has been exceeded. The extent of this impact will depend on the amount and timing of eventual market interest rate hikes.

Rates received on investment securities available for sale have decreased less than the rates paid on interest-bearing liabilities. This was due largely to a longer average duration for investment securities available for sale than the average duration for interest-bearing liabilities. Most of the investment securities available for sale were purchased when market interest rates were higher than rates currently available. In the current interest rate environment, when such investment securities mature or are sold, called, or otherwise paid down, the reinvestment rate available is nearly always lower than the yield of the liquidating security.

The usage of wholesale funding sources (primarily Federal Home Loan Bank advances), while mitigating intermediate and long-term interest rate risk, tends to increase overall interest expense. The Company reduced its reliance during the first nine months of 2002 on such Federal Home Loan Bank advances as a funding source. Total payments on advances of $10,684,000 exceeded $7,100,000 of new advances resulting in a net reduction of $3,584,000. The interest expense related to the Company Obligated Mandatorily Redeemable Preferred Securities was incurred for the entire first nine months of 2002, compared to such expense incurred for only slightly more than 180 days during the first nine months of 2001. Intense competition for all types of loans and deposits tends to limit the Company's ability to control pricing and other terms when dealing with customers.

Provisions for loan losses were $95,000 for the three months ended September 30, 2002. This was $35,000 less than the third quarter of 2001. The first nine months of 2002 provisions for loan losses totaled $330,000 or $22,000 more than the same period last year. Net loan charge-offs through September 30, 2002 totaled $164,000 compared to net charge-offs of $381,000 for the first nine months of 2001. Despite less net charge-offs through the first nine months of 2002 versus the first nine months of 2001, loan quality has been negatively impacted by a variety of factors including, but not necessarily limited to, a generally sluggish economy. The allowance for possible loan losses is maintained at the level considered adequate by management of the Banks to provide for probable losses in the existing loan portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. In determining the adequacy of the allowance balance the Banks make continuous evaluations of the loan portfolio and related off-balance sheet commitments, consider current economic conditions, the composition of the loan portfolio, historical loan loss experience, review of specific problem loans, the estimated net realizable value or the fair value of the underlying collateral, and other factors.

Nonaccrual loans totaled $1,866,000 at September 30, 2002, an increase of $1,060,000 or 132% from September 30, 2001. Other real estate owned totaled $526,000, an increase of $305,000 or 138% from a year ago. Loans past due 90 days or more and still accruing totaled $240,000 which was $621,000 or 72% less than a year earlier. The allowance for possible loan losses of $3,348,000 represents 1.2% of net loans and 127% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

Other income results from the charges and fees collected by the Company from its customers for various services performed, gross trust department revenue, miscellaneous other income and gains (or losses) from the sale of investment securities in the available for sale category. Total other income for the third quarter of 2002, without gains on investment securities, was $635,000; $82,000 or 14.8% more than the third quarter of 2001. Investment securities gains during the three months ended September 30, 2002 of $4,000 compare to gains of $186,000 for the three months ended September 30, 2001.

For the first three quarters of 2002 other income, without investment securities gains, totaled 1,875,000 which was $110,000 or 6.2% greater than the same period last year. Service fee income and trust department income were higher than the prior year while gains on investment securities available for sale and miscellaneous other income were less than last year. Investment securities gains during the nine months ended September 30, 2002 of $84,000 compare to gains of $285,000 for the nine months ended September 30, 2001.

Operating expenses include all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. For the quarter ended September 30, 2002, salaries and employee benefits expense decreased $2,000 or 0.2% as turnover resulted in some cost containment, occupancy and equipment expenses decreased $9,000 or 2.8%, office supplies and related expenses increased $7,000 or 10%, computer processing increased $5,000 or 5.3% as additional costs associated with digital document imaging as well as disaster recovery contracts were recognized. Finally, other operating expenses increased $35,000 or 13.4% largely due to the impact of payments for consulting, recruiting and Federal Reserve Bank processing. Total operating expenses increased $22,000 or 1.1% during the third quarter of 2002 versus the same quarter last year.

For the nine months ended September 30, 2002, salaries and employees benefits increased $33,000 or 0.9% due to normal salary adjustments and higher health care costs mitigated somewhat by employee turnover, occupancy expense decreased $50,000 or 9.1% due mainly to lower utility costs and depreciation, equipment expense increased $64,000 or 14.0% as costs associated with new computers and item processing equipment were incurred, computer processing rose $49,000 or 15.5% as additional costs associated with digital document imaging as well as disaster recovery contracts were recognized, and other operating expenses increased $152,000 or 18.6% largely due to the impact of payments for consulting and recruiting, Federal Reserve Bank processing, and insurance as well as costs incurred carrying and disposing of other real estate. Total operating expenses increased by $227,000 or 3.7% for the nine months ended September 30, 2002 compared to the same period last year.

Income tax expense for the quarter ended September 30, 2002 of $449,000 represented 31.3% of income before taxes, the comparable quarter last year was 30.2% of income before tax. Year-to-date 2002 tax expense was 30.9% of income before tax.

The efficiency ratio, defined as noninterest expense, excluding the provision for loan losses, as a percent of net interest income plus noninterest income, was 57.4% and 60.1% for the three and nine months ended September 30, 2002, respectively. The efficiency ratio for all of 2001 was 62.2%. The primary reason for this improvement in 2002 is the increase in net interest income.

Discussion and Analysis of Financial Condition

The Company's total assets at September 30, 2002, were $386,301,000, an increase of $5,704,000 or 1.5% from December 31, 2001. As of September 30, 2002, the Company had $29,773,000 of federal funds sold compared to $31,000,000 at December 31, 2001. Federal funds sold and other liquid assets have been higher the past few quarters than the Company would historically consider normal. This is due to the low interest rate environment coupled with managements' strategy to maintain liquidity for future loan growth and purchases of investment securities available for sale when interest rates again rise.

Total available for sale securities decreased $5,367,000 or 12.1% during the first nine months of 2002 to total $39,099,000 at September 30, 2002. The Banks emphasize purchase of securities with maturities of five years and less as such purchases typically offer reasonable yields with limited credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities are owned in order to enhance overall portfolio yield without significantly increasing risk. In the low interest rate environment experienced during the first nine months of 2002, the banks purchased fewer securities than the total of securities that were sold, matured, called, or paid down. Furthermore, most of the securities that were purchased had relatively short maturities or likely early call dates. Securities sold during the current year of $4,013,000 have resulted in net gains recognized totaling $84,000.

Net loans totaled $280,380,000 at September 30, 2002, an increase of $7,685,000 or 2.8% from December 31, 2001. Competition for high-quality loans remains intense, particularly in the small consumer and residential real estate loan categories.

Total deposits at September 30, 2002, were $276,027,000, an increase of $8,503,000 or 3.2% from the balance at December 31, 2001. Certificates of deposit remain the largest single category of deposits representing on average for the three months ended September 30, 2002, approximately 43% of total deposits. Securities sold under agreements to repurchase increased $792,000 to $5,860,000 and advances borrowed from the Federal Home Loan Bank decreased $3,584,000 to total $67,122,000 at quarter end.

Notes payable totaled $3,300,000 at September 30, 2002, or $2,119,000 less than at December 31, 2001. This decrease resulted from regularly scheduled principal payments as well as a $1,522,000 payoff of one of the Company's loans at balloon date.

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At September 30, 2002, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range and, thus, the Company is theoretically positioned to benefit from a decline in interest rates within the next year.

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

Liquidity

For banks, liquidity represents ability to meet both loan commitments and deposit withdrawals. Factors which influence the need for liquidity are varied, but include general economic conditions, asset/liability mix, bank reputation, future FDIC funding needs, changes in regulatory environment, and credit standing. Assets which provide liquidity consist principally of loans, cash and due from banks, interest-bearing deposits at financial institutions, investment securities, and short-term investments such as federal funds. Maturities of securities held for investment purposes and loan payments provide a constant flow of funds available for cash needs. Additionally, liquidity can be gained by the sale of loans or securities prior to maturity if such assets had previously been designated as available for sale. Interest rates, relative to the rate paid by the security or loan sold, along with the maturity of the security or loan, are the major determinates of the price which can be realized upon sale.

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at September 30, 2002, were $276,027,000 or 71.5% of total liabilities and equity.

Federal funds sold overnight totaled $29,773,000 or 7.7% of September 30, 2002, total assets. These federal funds sold may be used to fund loans as well as deposit withdrawals, or for other purposes as defined by management.

Securities available for sale with a cost totaling $37,073,000 at quarter-end included net unrealized gains of $2,026,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by management.

Capital

Stockholders' equity increased $1,349,000 (5.9%) during the nine months ended September 30, 2002. This increase occurred despite purchases of treasury shares totaling $520,000 over the same period.

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

A comparison of the Company's capital as of September 30, 2002 with the requirements to be considered adequately capitalized and well capitalized is presented below.


                                                                          To Be Well Capitalized

                                                        For Capital      Under Prompt Corrective
                                             Actual   Adequacy Purposes     Action Provisions
------------------------------------------------------------------------------------------------
Total capital to risk-weighted assets ...    12.06%         8.00%               10.00%
Tier 1 capital to risk-weighted assets ..    10.82%         4.00%                6.00%
Tier 1 capital to average assets ........     7.79%         4.00%                5.00%

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

The Company plans to enhance its market presence in Muscatine, Iowa with a new branch. This branch will be located on a major thoroughfare and retail area, Highway 61, on the northeast side of Muscatine. The branch will offer a wide variety of banking services in its 3,000 square feet of space. In addition to consumer and real estate lending services, a traditional inside four person teller line and four drive-up teller lanes, the branch will also offer freestanding twenty-four hour ATM services. The total cost of this branch, including site work and equipment, is currently projected at approximately $1,500,000 ($380,000 of which was the land cost). Construction of this branch is anticipated to be completed in late spring or early summer 2003.

The new branch discussed above will serve as a replacement for the current rented branch facilities at the Muscatine Mall, approximately two miles northeast of the main downtown bank building. In recent years, the Muscatine Mall has lost numerous tenants resulting in lower customer traffic counts. The current space allocated by the landlord to our bank has been deemed inadequate by the Company to properly serve the long-term needs of our customers. This lack of activity and adequate space at the Muscatine Mall was exacerbated by difficulty in renegotiating a reasonable long-term lease with the landlord which recognized the current state of affairs. Thus, the Company decided to build its own branch in the strong and growing retail section of town described in the previous paragraph.

Additionally, plans are in process to modernize and enhance the image of the organization with a substantial remodeling of the main floor of the downtown Muscatine primary bank building. This building was originally completed in 1979 and the main floor has not since been extensively renovated. Approximately
10,000 square feet of the total 36,000 square feet of this building are scheduled to be remodeled. The total cost for this project is currently projected at approximately $500,000 and is scheduled to be completed in late winter or early spring 2003.

The Company has in the past purchased shares of its outstanding common stock for the treasury as they become available. During the second quarter of 2002, the Board of Directors rescinded the prior stock repurchase plan and approved a new stock repurchase plan authorizing up to 75,000 shares of its outstanding common stock to be purchased for the treasury. During the first three quarters of 2002, 22,788 shares or 1.6% of the total shares outstanding as of December 31, 2001 were purchased for the treasury.

Current Accounting Developments

In July 2001, the Financial Accounting Standards Board issued Statement 141, "Business Combinations" and Statement 142, "Goodwill and Other Intangible Assets". Statement 141 eliminates the pooling method for accounting for business combinations; requires that intangible assets that meet certain criteria be reported separately from goodwill; and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life; and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. For the Company, the provisions of the Statements were generally effective January 1, 2002. Implementation of the Statements had no impact on the financial statements, except that annual goodwill amortization expense of $56,000 will no longer be recorded. For the three and nine months ended September 30, 2001 goodwill amortization of $14,000 and $42,000 was recorded, respectively. This goodwill amortization resulted in a reduction of earnings per share for the three and nine months ended September 30, 2001 of $.01 and $.03, respectively.

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

Item 4.  Controls and Procedures

During the 90-day period prior to the filing date of this report, management, including the Company's Executive Vice President, Chief Operating Officer & Treasurer and Vice Chairman of the Board, President and CEO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, management concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

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

ITEM 6.  Exhibits and reports on Form 8-K.

         (a)  Exhibits

              Exhibit 99.1 - Certification pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002

              Exhibit 99.2 - Certification pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K.

              No Form 8-K has been filed for the quarter ended September 30, 2002.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             IOWA FIRST BANCSHARES CORP.

                                  (Registrant)

November 13, 2002             /s/ D. Scott Ingstad
-----------------             -------------------------------
Date                         D. Scott Ingstad, Vice Chairman
                             Of the Board, President and CEO


November 13, 2002            /s/ Kim K. Bartling
-----------------            -------------------------------
Date                         Kim K. Bartling, Executive Vice
                             President, Chief Operating
                             Officer & Treasurer

                            Section 302 Certification

I, Kim K. Bartling, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Iowa First Bancshares Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officer   and I are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002           Signature: /s/ Kim K. Bartling
                                   ---------------------------------------------
                                   Kim K. Bartling, Executive Vice President,
                                   Chief Operating Officer & Treasurer

                            Section 302 Certification

I, D. Scott Ingstad, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Iowa First Bancshares Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officer   and I are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002       Signature:  /s/ D. Scott Ingstad
                               -------------------------------------------------
                               D. Scott Ingstad, Vice Chairman of the
                               Board, President, and Chief Executive Officer