Form 10-K
period 2002-12-31
IOWA FIRST BANCSHARES CORP
filed 2003-03-20
CIK 740155

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2002 or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
       For the transition period from__________ to __________.

       Commission file number   2-89283

                           IOWA FIRST BANCSHARES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     An Iowa Corporation                          42-1211285
-------------------------------  -----------------------------------------------
(State or other jurisdiction of  (I.R.S. Employer incorporation or organization)
     Identification No.)

300 East Second Street, Muscatine, Iowa                                 52761
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code   (563) 263-4221
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act)   [  ]  Yes   [ X ]  No

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based upon the last known price at which the common equity was sold, as of the last business day of the registrant's most recently completed second fiscal quarter was $27,688,776. As of February 28, 2003, 1,424,445 shares of the Registrant's common stock were outstanding.

Documents incorporated by reference:

Part III of Form 10-K - Proxy statement for annual meeting of stockholders to be held in April 2003.

                           ANNUAL REPORT ON FORM 10-K

                                     PART I

ITEM 1.   BUSINESS

General. Iowa First Bancshares Corp. (the "Company"), is a bank holding company headquartered in Muscatine, Iowa. The Company owns all the outstanding stock of two national banks in Iowa, First National Bank of Muscatine and First National Bank in Fairfield. Both banks are members of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation.

On a full-time equivalent basis, year-end employment for the Company and its subsidiary banks totaled 131 employees. No one customer accounts for more than 3% of revenues, loans, or deposits.

First National Bank of Muscatine has a total of five locations in Muscatine, Iowa (see Item 2 - Properties for a discussion of branch location changes in process for the Muscatine bank). The First National Bank in Fairfield has two locations in Fairfield, Iowa. Each bank is engaged in the general commercial banking business and provides full service banking to individuals and businesses, including checking, savings, money market and time deposit accounts, commercial loans, consumer loans, real estate loans, safe deposit facilities, transmitting of funds, trust services, and such other banking services as are usual and customary for commercial banks. Some of these other services include sweep accounts, lock-box deposits, debit cards, credit-related insurance, internet banking, automated teller machines, telephone banking, and brokerage services through a third-party arrangement. The Company also owns the outstanding stock of Iowa First Capital Trust I, which was capitalized in March 2001 for the purpose of issuing Company obligated mandatorily redeemable preferred securities. See Footnote 9 on page 47 of this Form 10-K for further discussion of these preferred securities.

The Company's primary business consists of attracting deposits from the public or wholesale funding sources and investing those deposits and other funds in loans and securities. The Company's results of operations are dependent principally on net interest income, which is the difference between the interest earned on its loans and securities and the interest paid on deposits and other borrowings. Its operating results are affected by deposit service charge fees, trust fees, revenue from other services provided and other income. Operating expenses include employee compensation and benefits, occupancy and equipment expense, data processing costs, advertising and business promotion expenses as well as other general and administrative expenses. The Company's operating results are also affected by economic and competitive conditions, especially changes in interest rates, governmental policies and actions taken by regulatory authorities.

Competition. The commercial banking business is highly competitive. Subsidiary banks compete not only with other commercial banks, savings banks, mortgage banking companies, credit unions and mutual funds, but also, insurance companies, finance companies, brokerage firms, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions or requirements as banks and bank holding companies. Many of the unregulated competitors compete across geographic boundaries and provide customers access to attractive alternatives to banking services. These competitive trends are likely to continue and may well increase. The financial services industry is also subject to more competition as a result of future technological advances which may assist more companies to provide financial services.

Regulation. The operations of the Company and its subsidiary banks are affected by state and federal legislative changes and by policies of various regulatory authorities. The Company is a registered bank holding company under the Bank Holding Company Act of 1956 (the "Act") and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (the "Board"). Under the Act, a bank holding company may engage in banking, managing or controlling banks, furnishing or performing services for banks it controls, and conducting activities that the Board has determined to be closely related to banking.

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

Statistical information called for by this Item is contained in the Company's 2002 Annual Report to Shareholders which is incorporated by reference.

ITEM 2.   PROPERTIES

Since the Company commenced business, its principal executive office has been located at 300 East Second Street, Muscatine, Iowa, which is the principal office of First National Bank of Muscatine, a national banking association and a wholly-owned subsidiary of the Company.

First National Bank of Muscatine conducts its operations from five facilities located in Muscatine. The main bank is located at 300 East Second Street and is a modern brick and steel building completed in 1979 containing 36,000 square feet of floor space on three floors. The bank owns both the building and the underlying real estate. All administrative and many sales functions of the bank are conducted at its main office. Portions of the building are leased to commercial tenants. A substantial remodeling of the main floor of the downtown Muscatine primary bank building is nearly complete.

During 1997, a branch was opened inside the then new Wal-Mart Supercenter located on Highway 61 at Muscatine. This branch and the Wal-Mart Supercenter were the first of their kind in Iowa. The bank operates this branch under a five-year lease agreement with Wal-Mart, with two five-year renewal options. Additionally, another new branch facility, which includes drive-through banking services and is located across the alley from the main Muscatine banking headquarters, was completed in the fall of 1997. This branch replaced a previous downtown branch. The bank owns this facility and the underlying real estate.

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

The Company plans to enhance its market presence in Muscatine, Iowa with a new branch. This branch will be located on a major thoroughfare and retail area, Highway 61, on the northeast side of Muscatine. The branch will offer a wide variety of banking services in its 3,000 square feet of space. In addition to consumer and real estate lending services, a traditional inside four-person teller line and four drive-up teller lanes, the branch will also offer freestanding twenty-four hour ATM services. Construction of this branch is anticipated to be completed in the third quarter of 2003. The building and underlying real estate are owned by the bank.

The new branch discussed above will serve as a replacement for the current rented branch facilities at the Muscatine Mall, approximately two miles northeast of the main downtown bank building. In recent years, the Muscatine Mall has lost numerous tenants resulting in lower customer traffic counts. The current space allocated to our bank has been deemed inadequate by the Company to properly serve the long-term needs of our customers. Thus, the Company decided to build its own branch in the strong and growing retail section of town described above.

The current office at the Muscatine Mall, a one-story concrete and steel building, is approximately two miles northeast of the main bank. The facility offers a walk-in lobby and night depository. The two-lane, mobile drive-up facility of this branch is located approximately 100 feet west of the branch at the parking lot of the mall. The building, drive-up facility and real estate are leased. The terms of the leases provide for monthly payments of $3,465. These facilities will be vacated by the bank upon completion of the new Highway 61 branch.

First National Bank in Fairfield conducts its operations from a modern brick and steel building completed in 1968 containing 8,200 square feet of floor space on two floors. The bank owns both the building and the underlying real estate. Portions of the building are leased to commercial tenants. A three-lane drive-up facility is located at the main bank. In the spring of 1997, a new 2,500 square foot branch facility was opened at Fairfield, Iowa. The building, which is located in a high traffic area in front of the local Wal-Mart store on Highway 34, contains several private offices for lending staff and management as well as teller and deposit services, including several drive-through lanes.

After completion and occupancy of the Highway 61 branch, management believes all facilities will be of sound construction, in good operating condition, and are adequately equipped for carrying on the business of the Company.

ITEM 3.   LEGAL PROCEEDINGS

The Company has no pending legal proceedings which are material.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the stockholders of the Company for a vote during the fourth quarter of 2002.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The brokerage firms of Howe Barnes Investments, Inc. and Sandler O'Neill & Partners, L.P. make a market for the Company's common stock. Iowa First Bancshares Corp. common stock is traded on the over-the-counter bulletin board market under the symbol "IFST". As of February 28, 2003, there were 1,424,445 shares of the common stock outstanding.


High and low common stock prices and dividends paid for the last two years were:

     2002 by                                                            Dividend
     Quarters                                     High         Low     Per Share
--------------------------------------------------------------------------------

First ..................................         $22.50      $20.40      $0.2275
Second .................................          25.00       21.70       0.2275
Third ..................................          25.25       23.30       0.2275
Fourth .................................          25.00       24.16       0.2275

Total dividends paid ...................                               $    0.91


     2001 by                                                            Dividend
     Quarters                                     High         Low     Per Share
--------------------------------------------------------------------------------

First ..................................         $23.75      $19.13      $  0.22
Second .................................          22.60       18.88         0.22
Third ..................................          21.75       19.75         0.22
Fourth .................................          22.50       20.10         0.22

Total dividends paid ...................                                  $ 0.88

The above quotations were furnished by the brokerage firms that serve as market makers for the Company's stock. The quotations represent prices between dealers and do not include retail markup, markdown, or commissions.

Future dividends are dependent on future earnings, regulatory restrictions (see Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-K; and Note 10 to the Company's Consolidated Financial Statements in the Company's 2002 Annual Report to Shareholders), capital requirements, and the Company's financial condition.

As of February 28, 2003, the Company had approximately 350 shareholders of its outstanding class of common stock. The Iowa First Bancshares Corp. Employee Stock Ownership Plan with 401(k) Provisions is considered one shareholder as all shares owned by this plan are voted by the trustees of said plan unless the vote in question encompasses approval or disapproval of any corporate merger, consolidation, dissolution, or similar transaction.

ITEM 6.   SELECTED FINANCIAL DATA

The "Selected Consolidated Financial Data" of Iowa First Bancshares Corp. set forth on the following page is derived in part from, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto. See Item 8 "Financial Statements and Supplementary Data." Results for past periods are not necessarily indicative of results to be expected for any future period.

IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

BALANCE SHEET (at year-end)                            2002            2001            2000            1999            1998
-------------------------------------------------------------------------------------------------------------------------------
Net loans ......................................   $273,922,000    $272,695,000    $270,539,000    $266,992,000    $250,318,000
Allowance for loan losses ......................      3,304,000       3,182,000       3,268,000       3,091,000       2,787,000
Deposits and securities sold under
  agreements to repurchase .....................    277,013,000     272,592,000     275,430,000     274,198,000     267,491,000
Federal Home Loan Bank advances ................     64,609,000      70,706,000      71,531,000      64,621,000      47,973,000
Total assets ...................................    378,705,000     380,597,000     380,414,000     371,029,000     345,411,000
Redeemable common stock held by KSOP ...........      2,717,000       2,242,000       2,118,000       2,507,000       2,845,000
Stockholders' equity ...........................     24,313,000      23,040,000      21,632,000      18,686,000      17,464,000

STATEMENT OF INCOME (for the year)
-------------------------------------------------------------------------------------------------------------------------------
Net interest income ............................   $ 11,601,000    $ 10,876,000    $ 11,495,000    $ 11,290,000    $ 10,691,000
Provision for loan losses ......................        440,000         366,000         429,000         406,000         125,000
Other income ...................................      2,664,000       2,800,000       2,237,000       1,967,000       1,822,000
Other operating expenses .......................      8,711,000       8,477,000       8,144,000       7,887,000       7,580,000
Income before income taxes .....................      5,114,000       4,833,000       5,159,000       4,964,000       4,808,000
Income taxes ...................................      1,544,000       1,433,000       1,599,000       1,552,000       1,526,000
Net income .....................................      3,570,000       3,400,000       3,560,000       3,412,000       3,282,000

PER SHARE DATA
-------------------------------------------------------------------------------------------------------------------------------
Net income, basic and diluted ..................   $       2.48    $       2.30    $       2.34    $       2.23    $       2.02
Book value at year-end .........................          17.07           15.82           14.34           12.16           11.40
Stock price at year-end (greater of bid or
  appraised price) .............................          26.50           22.25           22.00           27.00           31.00
Cash dividends declared during the year ........           0.92            0.89            0.85            0.84            0.84
Cash dividends declared as a percentage
  of net income ................................            37%             39%             36%             38%             42%

KEY RATIOS
-------------------------------------------------------------------------------------------------------------------------------
Return on average assets .......................          0.93%           0.90%           0.97%           0.96%           1.00%
Return on average stockholders' equity .........          14.87           14.96           17.76           18.81           15.90
Net interest margin-tax equivalent .............           3.39            3.24            3.49            3.53            3.65
Average stockholders' equity to average
  assets .......................................           6.28            6.01            5.44            5.08            6.26
Total regulatory capital to risk-weighted assets          12.37           11.77           10.04            9.52            9.14
Efficiency ratio (all operating expenses,
  excluding the provision for loan losses,
  divided by the sum of net interest income
  and other income) ............................          61.07           61.98           59.30           59.49           60.58

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides additional information regarding our operations for the years ended December 31, 2002, 2001 and 2000, and financial condition for the years ended December 31, 2002 and 2001. This discussion should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the accompanying notes thereto included elsewhere in this document.

Iowa First Bancshares Corp. (Company) is a bank holding company providing bank and bank related services through its wholly-owned subsidiaries, First National Bank of Muscatine (Muscatine), First National Bank in Fairfield (Fairfield), and Iowa First Capital Trust I.

Total average assets of the Company increased 1.2% in 2002, 2.6% in 2001, and 3.1% in 2000. The distribution of average assets, liabilities and stockholders' equity and interest rates, and interest differential was as follows (dollar amounts in thousands and income and rates on a fully taxable equivalent basis using statutory tax rates in effect for the year presented):

                                                         2002                          2001                         2000
                                           ----------------------------   ---------------------------   ----------------------------
                                                       Average                       Average                       Average
ASSETS                                     Balance     Interest   Rate    Balance    Interest   Rate    Balance    Interest    Rate
                                           ----------------------------   ---------------------------   ----------------------------
Taxable loans, net .....................   $273,980    $ 19,533   7.13%   $274,558   $ 21,909   7.98%   $270,116   $ 22,815    8.45%
Taxable investment securities
  available for sale ...................     22,312       1,171   5.25      32,116      2,034   6.33      43,293      2,748    6.35
Nontaxable investment securities
  and loans ............................     19,880       1,442   7.25      21,588      1,574   7.29      22,086      1,677    7.59
Federal funds sold .....................     35,062         533   1.52      18,807        645   3.43       6,154        385    6.26
Restricted investment securities .......      3,911         117   2.99       3,824        171   4.47       3,668        251    6.84
Interest-bearing deposits at
  financial institutions ...............      1,880          71   3.78         948         44   4.64          --         --      --
                                           -----------------------------------------------------------------------------------------
        Total interest-
        earning assets .................    357,025      22,867   6.40     351,841     26,377   7.50     345,317     27,876    8.07
                                                       --------                      --------                      --------
Cash and due from banks ................     13,159                         12,042                        12,006
Bank premises and equipment, net .......      5,071                          5,029                         5,203
Life insurance contracts ...............      3,682                          3,275                         1,484
Other assets ...........................      3,568                          5,745                         4,371
                                           --------                       --------                      --------
        Total ..........................   $382,505                       $377,932                      $368,381
                                           ========                       ========                      ========

LIABILITIES
Deposits:
  Interest-bearing demand ..............   $115,753    $  1,514   1.31%   $ 98,499   $  2,497   2.53%   $ 94,940   $  3,281    3.46%
  Time .................................    115,267       4,413   3.83     131,735      7,340   5.57     128,378      7,345    5.72
Notes payable ..........................      4,160         307   7.38       5,769        424   7.35       6,431        482    7.50
Other borrowings .......................     73,883       4,129   5.59      71,930      4,392   6.11      73,802      4,703    6.37
Company obligated mandatorily
  redeemable preferred securities ......      4,000         413  10.32       3,033        313  10.32          --         --      --
                                           --------------------           -------------------           -------------------
        Total interest-
        bearing liabilities ............    313,063      10,776   3.44     310,966     14,966   4.81     303,551     15,811    5.21
                                                       --------                      --------                      --------
Noninterest-bearing deposits ...........     41,128                         39,461                        40,685
Other liabilities ......................      1,828                          2,665                         1,783
                                           --------                       --------                      --------
        Total liabilities ..............    356,019                        353,092                       346,019
                                          ---------                       --------                      --------
Redeemable common stock
  held by KSOP .........................      2,480                          2,118                         2,312
                                          ---------                       --------                      --------
STOCKHOLDERS' EQUITY ...................     24,006                         22,722                        20,050
                                           --------                       --------                      --------
        Total ..........................   $382,505                       $377,932                      $368,381
                                           ========                       ========                      ========
Net interest earnings ..................               $ 12,091                      $ 11,411                      $ 12,065
                                                       ========                      ========                      ========
        Net yield (net interest earnings
        divided by total interest-
        earning assets) ................                          3.39%                         3.24%                          3.49%
                                                                  =====                         =====                          =====

Nonaccruing loans are included in the average balance. Loan fees are not material.

The net interest margin increased in 2002 (from 3.24% in 2001 to 3.39% in 2002). The return on average interest-earning assets decreased 110 basis points (from 7.50% in 2001 to 6.40% in 2002) and interest paid on average interest-bearing liabilities decreased 137 basis points (from 4.81% in 2001 to 3.44% in 2002). Average interest-earning assets to total assets rose in 2002 to 93.3% from 93.1% in 2001. The Federal Reserve Bank Board and Chairman Greenspan continued, albeit at a much slower pace than 2001, to decrease short-term interest rates during 2002. The prime lending rate, which began the year at 4.75%, ended 2002 at 4.25%.

During this period of low interest rates, increased emphasis has been given to incorporating interest rate floors on selected commercial and agricultural loans. During 2002 most, if not all, of such loans subject to interest rate floors were actually paying the floor rate. This resulted in the rates received on loans falling less than the rates paid on interest-bearing liabilities. Eventually, when market interest rates again rise, rates paid on interest-bearing liabilities may, for a time, increase more than rates received on loans. This outcome is possible due to the loans which are subject to floor rate pricing lagging market interest rate increases until such time as the floor rate has been exceeded. The extent of this impact will depend on the amount and timing of eventual market interest rate hikes.

The net interest margin decreased in 2001 (from 3.49% in 2000 to 3.24% in 2001). The return on average interest-earning assets decreased 57 basis points (from 8.07% in 2000 to 7.50% in 2001) and interest paid on average interest-bearing liabilities decreased 40 basis points (from 5.21% in 2000 to 4.81% in 2001). Average interest-earning assets to total assets declined in 2001 to 93.1% from 93.7% in 2000. The Federal Reserve Bank Board and Chairman Greenspan decreased short-term interest rates an amazing 11 times during 2001. The prime lending rate, which began the year at 9.5%, ended 2001 at only 4.75%. This dramatic reduction in interest rates was a major contributing factor to the decline in the net interest margin.

CRITICAL ACCOUNTING POLICY:

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Financial Condition - Allowance for Loan Losses". Although management believes the levels of the allowance as of both December 31, 2002 and 2001 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

FINANCIAL CONDITION:

Total assets of Iowa First Bancshares Corp. decreased by $1,892,000 or one-half of one percent when comparing December 31, 2002 and December 31, 2001 balances. On average for the year 2002 assets increased $4,573,000 or 1.2%.

Cash, Interest-Bearing Deposits, and Federal Funds Sold

Cash and due from banks increased by $2,622,000 or 17.9% to $17,283,000 at December 31, 2002, from $14,661,000 at December 31, 2001. Cash and due from banks represented both cash maintained at the Banks, as well as funds that the Banks had deposited in other banks in the form of demand deposits.

Interest-bearing deposits at financial institutions increased $171,000 or 10.6% to $1,791,000 at December 31, 2002, from $1,620,000 at December 31, 2001. These deposits are primarily certificates of deposit at financial institutions with the balance held at any individual bank maintained to not exceed the insurance limits provided by the Federal Deposit Insurance Corporation (FDIC). Some of these funds may also be held in interest-bearing demand accounts at various banking institutions.

Federal funds sold are inter-bank funds with daily liquidity. Federal funds sold decreased $400,000 or 1.3% to $30,600,000 at December 31, 2002, from $31,000,000 at December 31, 2001. As of December 31, 2002, federal funds sold represented 8.1% of total assets. These federal funds can be used to fund future loan demand, deposit or other liability outflows, investment securities purchases, or various other purposes as identified by management.

Investment Securities

All the Banks' securities are maintained in the available for sale category as the securities may be liquidated to provide cash for operating, investing, or financing purposes. These securities are reported at fair value. Investment securities decreased $6,371,000 or 14.3% to $38,095,000 at December 31, 2002,
from $44,466,000 at December 31, 2001. The amortized cost of such securities at December 31, 2002 and December 31, 2001 was $36,339,000 and $43,099,000,
respectively. The net decrease was the result of a number of transactions in the securities portfolio. The Banks purchased additional available for sale securities totaling $9,520,000 and recognized a net increase in unrealized gains on securities available for sale before applicable income tax of $389,000. This was more than offset by $4,013,000 of securities sales and $12,307,000 of paydowns, maturities, and calls. Additionally, the investment securities portfolio realized net gains of $84,000 during 2002 and net premium amortization of $44,000.

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

Investment securities as of December 31, 2002 were approximately 0% U.S. Treasury securities, 48% U.S. government agency securities, 1% mortgage-backed securities, 44% state and political subdivisions, and 7% corporate obligations. During 2002, management again focused the investment securities portfolio in the U.S. government agency as well as state and political subdivisions categories. These investment types earn a "spread" over U.S. Treasury securities thus offering an opportunity to increase after-tax income. The year 2002 experienced continuing market interest rate reductions with rates as low as any time in several decades. In an effort to prudently maintain a competitive yield in the investment portfolio, over 92% of the total portfolio was invested in relatively highly rated U.S. government agency securities and state and political subdivisions. Additionally, to increase total return of the investment portfolio, 7% was invested in corporate obligations, which was less than the prior year in recognition of the greater credit and event risk of such securities, especially during the current challenging economic times.

Investment securities as of December 31, 2001 were approximately 3% U.S. Treasury securities, 41% U.S. government agency securities, 1% mortgage-backed securities, 42% state and political subdivisions, and 13% corporate obligations. During 2001, management again focused the investment securities portfolio in the U.S. government agency as well as state and political subdivisions categories. These investment types earn a "spread" over U.S. Treasury securities thus offering an opportunity to increase after-tax income. The year 2001 was marked by tremendous market interest rate reductions. In an effort to prudently maintain a competitive yield in the investment portfolio, over 80% of the total portfolio was invested in relatively highly rated U.S. government agency securities and state and political subdivisions. Additionally, to increase total return of the investment portfolio, 13% was invested in corporate obligations, with the concomitant credit and event risk.

Investment securities as of December 31, 2000 were approximately 10% U.S. Treasury securities, 46% U.S. government agency securities, 2% mortgage-backed securities, 34% state and political subdivisions, and 8% corporate obligations. During 2000, management focused the investment securities portfolio in the U.S. government agency as well as state and political subdivisions categories. These investment types are relatively safe investments which earn a reasonable after-tax return.

The fair value of investment securities available for sale at the date indicated are summarized as follows (dollar amounts in thousands):

                                                           December 31,
                                                --------------------------------
                                                 2002         2001         2000
                                               ---------------------------------

U.S. Treasury ...........................      $  --        $ 1,533      $ 6,036
U.S. government agencies ................       18,242       18,119       29,315
Mortgage-backed securities ..............          281          640        1,299
State and political subdivisions ........       16,769       18,478       21,245
Corporate obligations ...................        2,803        5,696        5,164
                                               ---------------------------------
                                               $38,095      $44,466      $63,059
                                               =================================

The following table shows the maturities of investment securities available for sale at December 31, 2002 and the weighted average yields of such securities (dollar amounts in thousands):

                                                       After One, But     After Five, But      After Ten Years
                                   Within One Year    Within Five Years   Within Ten Years      or Nonmaturing
                                    Amount   Yield     Amount    Yield    Amount    Yield      Amount     Yield
                                   -----------------------------------------------------------------------------
U.S. Treasury ..................   $    --      --%   $    --      --%    $    --      --%     $    --       --%
U.S. government agencies .......     5,590    4.07     10,104    5.52       2,548    4.30           --       --
Mortgage-backed securities .....        52    7.14        229    5.87          --      --           --       --
State and political subdivisions     1,814    6.85      6,716    7.33       5,833    7.81        2,406     7.57
Corporate obligations ..........     1,022    7.19      1,781    7.07          --      --           --       --
                                   -------            -------             -------              -------
                                   $ 8,478            $18,830             $ 8,381              $ 2,406
                                   =======            =======             =======              =======

The weighted average yields in the previous table are calculated on the basis of the carrying value and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt securities have been computed on a fully taxable equivalent basis using the federal statutory tax rate of 34%, the rate in effect for the year ended December 31, 2002, and excluding the interest expense allocated to carry certain tax-exempt securities.

The Company does not use any financial instruments referred to as derivatives to manage interest rate risk and as of December 31, 2002, no investment in a single security, other than U.S. government agency securities, exceeded 10% of stockholders' equity.

Loans

Loans outstanding at December 31, 2002 increased $1,349,000 or 0.5% from December 31, 2001. This increase was the result of loan origination and purchases exceeding loan repayments, sales, and net loan charge-offs.

The amounts of loans outstanding at the indicated dates is shown in the following table according to the type of loans (dollar amounts in thousands):

                                                        December 31,
                                   ----------------------------------------------------
                                      2002      2001       2000       1999      1998
                                   ----------------------------------------------------
Commercial .....................   $109,045   $106,286   $103,340   $101,079   $ 94,724
Agricultural ...................     28,185     27,926     28,000     27,810     26,685
Real estate, construction ......      6,051      7,752      4,055      3,708      2,598
Real estate, mortgage ..........    113,295    110,931    109,557    105,068     95,535
Tax exempt, real estate mortgage      3,297      1,290      2,050      2,581      2,337
Installment ....................     17,118     21,401     26,611     29,774     31,126
Other ..........................        235        291        194         63        100
                                   ----------------------------------------------------
                                   $277,226   $275,877   $273,807   $270,083   $253,105
                                   ====================================================

The following loan categories outstanding at December 31, 2002 mature as follows (dollar amounts in thousands):

                                                          After One
                                                          Year, But
                                    Amount     One Year     Within       After
                                   of Loans     or Less   Five Years  Five Years
                                   --------------------------------------------

Commercial .....................   $109,045    $ 38,906    $ 60,659    $  9,480
Agricultural ...................     28,185      13,727       9,700       4,758
Real estate, construction ......      6,051       3,840       2,211          --
                                   --------------------------------------------
                                   $143,281    $ 56,473    $ 72,570    $ 14,238
                                   ============================================

The interest rates on the amount due after one year that are fixed or adjustable are as follows (dollar amounts in thousands):

                                                         Fixed        Adjustable
                                                        ------------------------

Commercial ...................................          $55,281         $14,858
Agricultural .................................           13,924             534
Real estate, construction ....................            2,165              46
                                                        ------------------------
                                                        $71,370         $15,438
                                                        ========================

During 2002 commercial loans increased by $2,759,000 or 2.6%, agricultural loans increased $259,000 or .9%, construction real estate loans decreased by $1,701,000 or 21.9%, mortgage real estate loans increased by $2,364,000 or 2.1%, tax exempt real estate mortgage loans increased by $2,007,000 or 156%, and installment and other loans decreased by $4,339,000 or 20.0%. Overall loan growth totaled $1,349,000 or 0.5%. The reduction in installment loans is largely attributable to very low, including 0%, financing of new automobiles by the financing arms of the major auto companies. Additionally, national financial companies offer rates and other terms which our management believes would be imprudent to match. Management continues to search for quality growth in all loan categories while remaining vigilant in maintaining high credit standards. The Company sells some real estate loans to the secondary market resulting in increased fee income and reduced interest rate risk. These sales of real estate loans, net of any gains recognized upon sale, totaled $20,415,000, $8,209,000, and $2,095,000 for the years ended December 31, 2002, 2001, and 2000, respectively. As of December 31, 2002, the Company's general legal lending limit was approximately $5,458,000. For loans collateralized by marketable securities, the total legal limit was approximately $9,098,000 as of December 31, 2002.

Loan Risk Elements Nonaccrual, Past Due and Restructured Loans

The following table presents information concerning the aggregate amount of nonperforming loans. Nonperforming loans comprise (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due 90 days or more as to interest or principal payments (but not included in the nonaccrual loans in (a) above); and (c) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (a) or (b) above) (dollar amounts in thousands):

                                                                  December 31,
                                                   ------------------------------------------
                                                    2002     2001     2000     1999     1998
                                                   ------------------------------------------

Loans accounted for on a nonaccrual basis ......   $1,730   $  640   $  785   $  503   $  657
Accrual loans contractually past due
  90 days or more ..............................    1,053      128       96       49      346
Loans whose terms have been renegotiated to
  provide a reduction or deferral of interest or
  principal because of a deterioration in the
  financial position of the borrower ...........       --       --       --       --       --

Total nonaccrual loans were $1,730,000 at December 31, 2002, an increase of $1,090,000 or 170% from December 31, 2001. Total nonaccrual and accrual loans contractually past due 90 days or more were $2,783,000 at December 31, 2002, an increase of $2,015,000 or 262.4% from a year earlier. Compared to the average over the past five years, nonaccrual loans at December 31, 2002 were $867,000 or 100.5% more than average. Total nonaccrual and accrual loans contractually past due 90 days or more were $1,586,000 or 132.5% higher at December 31, 2002 than the average for these categories over the past five years.

When the full collectibility of principal or interest on any loan is considered doubtful, previously accrued but uncollected interest remains as accrued if the principal and interest is protected by sound collateral value based upon a current independent, qualified appraisal. In practice, in the vast majority of cases, the interest accrued but uncollected on loans transferred to nonaccrual status is charged-off at the time of transfer. Interest in the amounts of $100,000, $63,000, and $47,000, would have been earned on the nonaccrual loans had they been performing loans in accordance with their original terms during 2002, 2001, and 2000, respectively. The interest collected on loans designated as nonaccrual loans and included in income for the years ended December 31, 2002, 2001, and 2000 was $30,000, $57,000, and $14,000, respectively.

As of December 31, 2002, the Company had loans totaling $7,783,000 in addition to those listed as nonaccrual, past due or renegotiated that were identified by the Banks' internal asset rating systems as classified assets. This represents a $2,291,000 or 22.8% decrease from 2001. The Company is not aware of any single loan or group of loans, other than these and those reflected above, of which full collectibility cannot reasonably be expected. Management has committed resources and is focusing its attention on efforts designed to control the amount of classified assets. The Company has $28,185,000 in total agricultural loans outstanding. The Company does not have any other substantial portion of its loans concentrated in one or a few industries nor does it have any foreign loans outstanding as of December 31, 2002. The Company's loans are heavily concentrated geographically in the Iowa counties of Muscatine and Jefferson.

In general, the agricultural loan portfolio risk is dependent on factors such as governmental policies, weather conditions, agricultural commodities prices, marketing strategies and timing, as well as the mix of grain and livestock raised. Commercial loan risk can also vary widely from period to period and is particularly sensitive to changing business and economic conditions as well as governmental policies. Consumer (installment and real estate mortgage) loan risk is substantially influenced by employment opportunities in the markets served by the Company. The national, regional, State of Iowa, and Counties of Muscatine and Jefferson economic activity and success levels dramatically influence the risk in each of the loan portfolios.

Other real estate owned was $503,000, $251,000, and $101,000 as of December 31, 2002, 2001, and 2000, respectively.

Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of provisions for loan losses. Loan losses or recoveries are charged or credited directly to the allowance for loan losses. The provision for loan losses is determined based upon an evaluation of a number of factors by management of the Banks including (i) loss experience in relation to outstanding loans, loan delinquencies, and the existing level of the allowance for loan losses, (ii) a continuing review of problem loans and overall portfolio composition and quality, (iii) regular examinations and appraisals of loan portfolios conducted by federal supervisory authorities, (iv) current and expected economic conditions, and (v) other factors that, in management's judgment, deserved evaluation in estimating loan losses. Management of the Banks continues to review the loan portfolios and believes the allowance for loan losses provides for losses that are probable as of December 31, 2002. However, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan losses in the future. Asset quality is a constant priority for the Company and its subsidiary banks. Should the already weak economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise thus requiring further increases in the provision.

The Banks allocate the allowance for loan losses according to the amount deemed to be necessary to provide for probable losses being incurred within the categories of loans set forth in the table below. The amount of such components of the allowance for loan losses and the ratio of loans in such categories to total loans outstanding are as follows (dollar amounts in thousands):

                           2002                2001                 2000                1999               1998
                    ------------------  -------------------  ------------------  ------------------  -------------------
                     Allow-               Allow-              Allow-              Allow-              Allow-
                      ance    Loans to     ance    Loans to    ance    Loans to    ance    Loans to    ance     Loans to
                    For Loan    Total    For Loan   Total    For Loan   Total    For Loan   Total    For Loan    Total
                     Losses     Loans     Losses    Loans     Losses    Loans     Losses    Loans     Losses     Loans
                    ----------------------------------------------------------------------------------------------------
Real estate loans:
  Mortgage .......   $  147     42.06%    $  111    40.68%    $  108    40.01%    $   99    38.90%    $   95     37.75%
  Construction ...       --      2.18         --     2.81         --     1.48         --     1.37         --      1.03
Commercial .......    1,337     39.33      1,321    38.53      1,982    37.74      1,935    37.42      1,787     37.42
Agricultural .....      111     10.17         89    10.12        280    10.23        269    10.29        248     10.54
Installment ......    1,709      6.18      1,661     7.76        898     9.72        788    11.04        657     12.30
Other ............       --      0.08         --     0.10         --     0.82         --     0.98         --      0.96
                     --------------------------------------------------------------------------------------------------
                     $3,304    100.00%    $3,182   100.00     $3,268   100.00%    $3,091   100.00%    $2,787    100.00%
                     ==================================================================================================

Deposits

Total average deposits  increased 1.0% in 2002, 2.2% in 2001, and decreased 0.2%
in  2000.  The  average   deposits  are  summarized  below  (dollar  amounts  in
thousands):

                                   2002                 2001                2000
                             -----------------------------------------------------------
                                       Average              Average             Average
                                       Interest             Interest            Interest
                                       Expense              Expense             Expense
                              Amount   Percent    Amount    Percent    Amount   Percent
                             -----------------   -------------------  ------------------
Noninterest-bearing demand   $ 41,128      --%   $ 39,461       --%   $ 40,685      --%
Savings ..................     22,032     1.0      20,339      1.8      20,566     2.3
Interest-bearing demand ..     93,721     1.4      78,160      2.7      74,374     3.8
Time .....................    115,267     3.8     131,735      5.6     128,378     5.7
                             --------            --------             --------
        Total deposits ...   $272,148            $269,695             $264,003
                             ========            ========             ========

Included in interest-bearing time deposits are certificates of deposit with a minimum denomination of $100,000, with scheduled maturities as follows (dollar amounts in thousands):

                                                                     Year Ended
                                                                    December 31,
                                                                        2002
                                                                    ------------

One to three months ......................................             $ 5,525
Three to six months ......................................               2,920
Six to twelve months .....................................               5,676
Over twelve months .......................................              13,201
                                                                       -------
                                                                       $27,322
                                                                       =======

RESULTS OF OPERATIONS:

Changes in Diluted Earnings Per Share

The increase in diluted earnings per share between 2002 and 2001 amounted to $.18. The major sources of change are presented in the following table:

                                                               2002       2001
                                                              ------------------

Net income per share, prior year .......................      $ 2.30     $ 2.34
                                                              ------------------
Increase (decrease) attributable to:
  Net interest income ..................................        0.50      (0.42)
  Provision for loan losses ............................       (0.05)      0.04
  Investment securities gains, net .....................       (0.17)      0.22
  Other income .........................................        0.08       0.17
  Salaries and employee benefits .......................       (0.01)     (0.10)
  Other operating expenses .............................       (0.15)     (0.13)
  Income taxes .........................................       (0.08)      0.11
  Change in average common shares outstanding ..........        0.06       0.07
                                                              ------------------
        Net change .....................................        0.18      (0.04)
                                                              ------------------
        Net income per share, current year .............      $ 2.48     $ 2.30
                                                              ==================

Net Interest Income

The following table sets forth a summary of the changes in interest earned and paid resulting from changes in volume and rates. Changes attributable to both rate and volume which cannot be segregated have been allocated to the change due to volume (dollar amounts in thousands and income on a fully taxable equivalent basis using statutory rates in effect for year presented):

                                         Year Ended December 31, 2002     Year Ended December 31, 2001
                                         -----------------------------    -----------------------------
                                               Increase (Decrease)            Increase (Decrease)
                                                Due to Change in                Due to Change in
                                         -----------------------------    -----------------------------
                                          Average   Average    Total      Average    Average     Total
                                          Balance     Rate     Change     Balance      Rate      Change
                                         --------------------------------------------------------------
Interest income:
  Taxable loans ......................   $   (47)  $ (2,329)  $ (2,376)   $   384   $ (1,290)   $  (906)
  Taxable investment securities
    available for sale ...............      (622)      (241)      (863)      (708)        (6)      (714)
  Nontaxable investment
    securities and loans .............      (124)        (8)      (132)       (38)       (65)      (103)
  Federal funds sold .................       558       (670)      (112)       792       (532)       260
  Restricted investment securities ...         4        (58)       (54)        10        (90)       (80)
  Interest-bearing deposits at
    financial institutions ...........        43        (16)        27         44         --         44
                                         ---------------------------------------------------------------
        Total interest income ........      (188)    (3,322)    (3,510)       484     (1,983)    (1,499)
                                         ---------------------------------------------------------------

Interest expense:
  Interest-bearing demand deposits ...       429     (1,412)      (983)       132       (916)      (784)
  Interest-bearing time deposits .....      (921)    (2,006)    (2,927)       193       (198)        (5)
  Notes payable ......................      (118)         1       (117)       (49)        (9)       (58)
  Other borrowings ...................       121       (384)      (263)       (79)      (232)      (311)
  Company obligated mandatorily
    redeemable preferred securities ..       100         --        100        156        157        313
                                         --------------------------------------------------------------
        Total interest expense .......      (389)    (3,801)    (4,190)       353     (1,198)      (845)
                                         --------------------------------------------------------------

        Change in net
        interest earnings ............   $   201    $   479    $   680    $   131    $  (785)   $  (654)
                                         ==============================================================

Nonaccruing loans are included in the average balance. Loan fees are not material.

Provision for Loan Losses

The following table summarizes average loan balances at the end of each year; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and the provisions for loan losses which have been charged to operating expense (dollar amounts in thousands):

                                                                  Year Ended December 31,
                                              -------------------------------------------------------------
                                                 2002         2001         2000         1999        1998
                                              -------------------------------------------------------------
Balance of allowance for loan
  losses at beginning of year .............   $   3,182    $   3,268    $   3,091    $   2,787    $   2,604
                                              -------------------------------------------------------------
Loans charged off:
  Commercial and agricultural .............         133          237           98          168            5
  Mortgage ................................          39           20           16           11           18
  Installment .............................         199          247          216          150          169
                                              -------------------------------------------------------------
        Total loans charged off ...........         371          504          330          329          192
                                              -------------------------------------------------------------
Recoveries of loans previously charged off:
  Commercial and agricultural .............           6            6           19          172          176
  Mortgage ................................          --           --            3           17           11
  Installment .............................          47           46           56           38           63
                                              -------------------------------------------------------------
        Total recoveries ..................          53           52           78          227          250
                                              -------------------------------------------------------------
Net loans charged off (recovered) .........         318          452          252          102          (58)
                                              -------------------------------------------------------------
Provisions for loan losses charged
  to operating expense ....................         440          366          429          406          125
                                              -------------------------------------------------------------
Balance at end of year ....................   $   3,304    $   3,182    $   3,268    $   3,091    $   2,787
                                              =============================================================

Average net loans outstanding .............   $ 276,454    $ 276,271    $ 272,425    $ 263,346    $ 231,016
Ratio of net loan charge-offs
  (recoveries) to average net
  loans outstanding .......................       0.12%        0.16%        0.09%        0.04%       (0.03%)
Allowance for loan losses as a
  percentage of average net
  loans outstanding .......................        1.20         1.15         1.21         1.18         1.21
Coverage of net charge-offs by
  year-end allowance for loan
  losses ..................................       10.39         7.04        12.97        30.30          N/A

Operating Expenses

Operating expenses include all the costs incurred to operate the Company, except for interest expense, the loan loss provision, and income taxes. A continuing objective of the Company is to manage overhead costs while maintaining optimal productivity, efficiency, capacity, and quality service. Significant time and money was spent in 2002 and 2001 to maintain and enhance our state-of-the-art Internet banking solution for our customers. While enthusiastically embraced by our target segment of customers, these necessary expenditures will likely not be recovered for some time in the future as most competitors charge little, if anything, for Internet banking services. It is important for the Company to offer this service, however, to maintain a satisfied customer base and market share with cross-selling opportunities for other more profitable products and services. Salaries and benefits, the largest component of operating expenses, were actively monitored and controlled during 2002. Total salaries and benefits of $4,913,000 in 2002 increased only $13,000 or .3% from 2001. Occupancy expenses decreased to $674,000 during 2002, a $54,000 or 7.4% decline from 2001. Office supplies, printing, and postage of $342,000 in 2002 was $34,000 or 9.0% less than 2001. Computer costs rose in 2002 to total $506,000, a $60,000 or 13.5% increase from 2001. This computer cost increase was primarily attributed to additional costs associated with the Company's relatively new digital document imaging as well as business continuity contracts. Advertising and business promotion decreased $24,000 or 12.4% to total $170,000 in 2002 compared to 2001. This decline was the result of a more focused and shared approach to advertising by our subsidiary banks during 2002. Finally, other operating expenses increased $300,000 or 26.6% to $1,426,000 for 2002 compared to 2001. This increase was largely due to the impact of costs incurred for consulting, employee recruiting, Federal Reserve Bank processing, losses incurred on other real estate, and insurance and bonds. Overall, operating expenses increased $234,000 or 2.8% to total $8,711,000 versus $8,477,000 in 2001. The efficiency ratio, defined as noninterest expense, excluding the provision for loan losses, as a percent of net interest income plus noninterest income, was 61.1% in 2002. This was an improvement from the efficiency ratio of 62.0% for the year ended December 31, 2001.

Net Income

The Company's consolidated net income for the three years is as follows (dollar amounts in thousands):

                                                 Year Ended December 31,
                                          --------------------------------------
                                           2002            2001            2000
                                          --------------------------------------

Net income .....................          $3,570          $3,400          $3,560
                                          ======================================

Net income increased $170,000 or 5.0% in 2002. The net interest income increased a strong $725,000 or 6.7%. The provisions for loan losses increased $74,000 to total $440,000 in 2002. Other income, without securities gains, grew $111,000 or 4.5%. Securities gains decreased to $84,000 in 2002 from $331,000 a year earlier. Operating expenses rose $234,000 or 2.8% and income taxes increased $111,000 or 7.7%. Income tax expense increase was attributed to higher net income in 2002 than 2001 and a slight increase in the effective tax for the year ended December 31, 2002 of 30.2% compared to 29.7% the prior year.

Net income decreased $160,000 or 4.5% in 2001. The net interest income decreased $619,000 or 5.4%. The provisions for loan losses decreased $63,000 to total $366,000 in 2001. Other income, without securities gains, grew $245,000 or a strong 11.0%. Securities gains increased to $331,000 in 2001 from $13,000 a year earlier. Operating expenses rose $333,000 or 4.1% and income taxes decreased $166,000 or 10.4%.

SELECTED CONSOLIDATED RATIOS:

                                                        Year Ended December 31,
                                                      --------------------------
                                                       2002     2001      2000
                                                      --------------------------

Percentage of net income to:
  Average stockholders' equity ...................    14.87%    14.96%    17.76%
  Average total assets ...........................     0.93      0.90      0.97
Percentage of average stockholders' equity to
  average total assets ...........................     6.28      6.01      5.44
Dividend payout ratio, based on dividends
  declared during the year .......................    37.10     38.70     36.32

INTEREST RATE SENSITIVITY AND RISK MANAGEMENT:

The Company manages its balance sheet to minimize the impact of interest rate movements on its earnings. The term "rate sensitivity" refers to those assets and liabilities which are "sensitive" to fluctuations in rates and yields. When interest rates move, earnings may be affected in many ways. Interest rates on assets and liabilities may change at different times or by different amounts. Maintaining a proper balance between rate sensitive earning assets and rate sensitive liabilities is the principal function of asset and liability management of a banking organization.

The following table shows the interest rate sensitivity position at several repricing intervals (dollar amounts in thousands):

                                                    Repricing Maturities at December 31, 2002
                                         ----------------------------------------------------------------
                                         Less Than    3-12         1-5    More Than  Noninterest
                                         3 Months    Months       Years    5 Years     Bearing    Total
                                         ----------------------------------------------------------------
Assets:
  Loans ..............................   $ 44,436   $ 29,379   $ 146,026  $ 55,655   $  1,730   $ 277,226
  Investment securities ..............      1,334      7,092      18,653    11,016         --      38,095
  Other earning assets ...............     30,600      5,644         100        --         --      36,344
  Restricted investment securities ...         --      3,957          --        --         --       3,957
  Nonearning assets ..................         --         --          --        --     23,083      23,083
                                         ----------------------------------------------------------------
        Total assets .................   $ 76,370   $ 46,072   $ 164,779  $ 66,671   $ 24,813   $ 378,705
                                         ================================================================

Liabilities and Equity:
  Deposits ...........................   $ 47,285   $ 96,582    $ 81,262  $     --   $ 45,293   $ 270,422
  Notes payable ......................         --      3,300          --        --         --       3,300
  Securities sold under agreements
   to repurchase and open note .......      5,292      1,048       1,036        --         --       7,376
  FHLB advances ......................      4,901     20,107      30,350     9,251         --      64,609
  Company obligated mandatorily
    redeemable preferred securities of
    subsidiary trust holding solely
    subordinated debentures ..........         --         --          --     4,000         --       4,000
  Other liabilities ..................         --         --          --        --      1,968       1,968
  Redeemable common stock held
    by KSOP ..........................         --         --          --        --      2,717       2,717
  Equity .............................         --         --          --        --     24,313      24,313
                                         ----------------------------------------------------------------
         Total liabilities
         and equity ..................   $ 57,478  $ 121,037   $ 112,648  $ 13,251   $ 74,291   $ 378,705
                                         ================================================================

Repricing gap ........................   $ 18,892  $ (74,965)  $  52,131  $ 53,420   $(49,478)  $      --
Cumulative repricing gap .............     18,892    (56,073)     (3,942)     49,478       --          --

The data in this table incorporates the contractual repricing characteristics as well as an estimate of the actual repricing characteristics of the Company's assets and liabilities. Based on the estimate, 20% of the savings and NOW accounts are reflected in the less than 3 months category, 30% in the 3-12 months category, with the remainder in the 1-5 years category. Also, 25% of the money market accounts are reflected in the less than 3 months repricing category with the remainder in the 3-12 months category.

FHLB advances in the 1-5 year repricing category include $17,443,000 of advances with actual maturities in the greater than 5 year category. These advances have options associated with them which allow the Company to "put" the advances back to the FHLB at a date substantially earlier than the stated maturity. The Company may utilize this put option if deemed appropriate, or hold such advances until maturity. As part of the Company's overall interest rate risk management, these puts are analyzed and used when advantageous. During 2002, no advances were put back to the FHLB.

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative repricing gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At December 31, 2002, using the estimates discussed above, rate sensitive liabilities exceeded rate sensitive assets within a one-year period by $56,073,000 and, thus, the Company is positioned to benefit from a fall in interest rates within the next year.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's net income is dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. Management's asset/liability committee meets periodically to review the Company's interest rate risk position and profitability, and to make or recommend adjustments for consideration by the Board of Directors. Management also reviews the Banks' securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

In adjusting the Company's asset/liability position, the Board and management attempt to manage the Company's interest rate risk while maintaining or enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company's interest rate risk position somewhat in order to increase its net interest margin. The Company's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long- and short-term interest rates.

One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance-sheet contracts. The following table sets forth, at December 31, 2002, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ or - 200 basis points, measured in 100 basis point increments).

                                                    Estimated Increase
      Change in                                     (Decrease) in NPV
      Interest               Estimated         --------------------------
       Rates                NPV Amount           Amount           Percent
-------------------------------------------------------------------------
   (Basis Points)                  (Dollars in Thousands)

+200                         $ 21,864          $ (3,714)            (15%)
+100                           23,614            (1,964)              (8)
  -                            25,578                 -                -
-100                           27,786             2,208                9
-200                           30,335             4,757               19

The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities, except commodity price risk to the extent such risk may affect the agricultural loan portfolio.

LIQUIDITY:

For banks, liquidity represents ability to meet both loan commitments and deposit withdrawals. Factors which influence the need for liquidity are varied, but include general economic conditions, asset/liability mix, bank reputation, future FDIC funding needs, changes in regulatory environment, and credit standing. Assets which provide liquidity consist principally of loans, cash and due from banks, interest-bearing deposits at financial institutions, investment securities, and short-term investments such as federal funds. Maturities of securities and loan payments provide a constant flow of funds available for cash needs. Liquidity also can be gained by the sale of loans or securities, which were previously designated as available for sale, FHLB advances, and lines of credit. Interest rates, relative to the rate paid by the security or loan sold, along with the maturity of the security or loan, are the major determinants of the price which can be realized upon sale. Net cash provided by operating activities totaled $4,477,000 in 2002 which compares to cash provided by operating activities for the year ended December 31, 2001 of $4,132,000. The Company continues to generate operating cash from sales of its new production and refinancing mortgage loans. Net cash provided by investing activities totaled $3,739,000 for the year ended December 31, 2002 and net cash used in investing activities totaled $1,676,000 for the year ended December 31, 2001. Securities available for sale were sold, matured, called, and paid down much faster than they were replaced. During the years ended December 31, 2002 and 2001 cash used in financing activities totaled $5,594,000 and $3,789,000, respectively. The cash used during the year resulted primarily from scheduled payments and prepayments of notes payable and payments which exceeded new advances from the Federal Home Loan Bank.

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits under $100,000 at December 31, 2002 were $243,100,000 or 89.9% of total deposits and 64.2% of total liabilities, mezzanine capital, and equity.

At December 31, 2002, securities sold under agreements to repurchase and treasury tax and loan open note funding sources totaled $7,376,000. Federal Home Loan Bank advances totaled $64,609,000. At year-end total federal funds sold and securities maturing within one year were $39,026,000 or 10.3% of total assets. Both short-term and long-term liquidity are actively monitored and managed. The Company had an unused secured line of credit totaling $2,000,000 at December 31, 2002.

Equity  increased  $1,273,000  during 2002 to total  $24,313,000 at December 31,
2002.

At December 31, 2002, securities available for sale totaling $38,095,000 included $1,756,000 of gross unrealized gains and no gross unrealized losses.
These securities may be sold in whole or part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by management.

CAPITAL:

As previously noted, stockholders' equity increased $1,273,000 or 5.5% in 2002. The Company had net income of $3,570,000, an increase in accumulated other comprehensive income of $243,000, cash dividends declared totaling $1,319,000, increase in obligation related to KSOP shares totaling $475,000, and net treasury shares purchased of $746,000. Dividends to stockholders were declared at a rate of $.92, $.89, and $.85 per share during the years ended December 31, 2002, 2001, and 2000, respectively.

IMPACT OF INFLATION AND CHANGING PRICES:

The financial statements and related data presented herein have been prepared in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

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

EFFECT OF FASB STATEMENTS:

Current accounting developments: The Financial Accounting Standards Board has issued Statement No. 143, Accounting for Asset Retirement Obligations. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. For the Company, the Statement is effective January 1, 2003. Implementation of the Statement is not expected to have a material impact on the Company's financial statements.

The Financial Accounting Standards Board has issued Statement No. 145, Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement Nos. 4 and 64, relative to debt extinguishments and provides that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally, the Statement rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of the Statement relative to accounting for leases were effective for transactions occurring after May 15, 2002. Implementation of these provisions of the Statement had no impact on the Company's consolidated financial statements. For the Company, the provisions of the Statement relative to accounting for debt extinguishment are effective January 1, 2003. Implementation of these provisions of the Statement is not expected to have a material impact on the Company's consolidated financial statements.

The Financial Accounting Standards Board has issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability and Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Statement provides that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. For the Company, the provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Implementation of the Statement is not expected to have a material impact on the Company's consolidated financial statements.

The Financial Accounting Standards Board has issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statement Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company's consolidated financial statements. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been adopted in the consolidated financial statements for December 31, 2002.

FORWARD LOOKING STATEMENTS:

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995. This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "bode," "predict," "suggest," "appear," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

o The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company's assets.

o The economic impact of the terrorist attacks that occurred on September 11, as well as any future threats and attacks, and the response of the United States to any such threats and attacks.

o The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

o The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company's assets) and the policies of the Board of Governors of the Federal Reserve System.

o    The ability of the Company to compete with other financial  institutions as
     effectively  as  the  Company   currently   intends  due  to  increases  in
     competitive pressures in the financial services sector.

o The inability of the Company to obtain new customers and to retain existing customers.

o The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

o Technological changes implemented by the Company and by other parties, including third-party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

o The ability of the Company to develop and maintain secure and reliable electronic systems.

o The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

o Consumer spending and saving habits which may change in a manner that affects the Company's business adversely.

o Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected.

o    The costs, effects, and outcomes of existing or future litigation.

o Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

o The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

In the fourth quarter of 2002, net income was $861,000, compared with $821,000 in the same period of 2001, an increase of 4.9%. The net interest income during the fourth quarter of 2002 was $2,919,000 compared with $2,731,000 for the fourth quarter of 2001. The provision for loan losses in the fourth quarter of 2002 was $110,000 compared with $58,000 in 2001. Other income totaled $705,000 and $756,000 during the fourth quarter of 2002 and 2001, respectively. Other operating expenses of $2,321,000 in the last quarter of 2002 compared with $2,320,000 for the last quarter of 2001. Income tax expense was $332,000 and $288,000 for the final quarter of 2002 and 2001, respectively.

Quarterly results of operations are as follows (dollar amounts in thousands):

                                                                     Quarter Ended
                                                    ------------------------------------------------
                                                    March 31,  June 30,  September 30,  December 31,
                                                      2002       2002        2002           2002
                                                    ------------------------------------------------
Total  interest income ...........................   $5,627     $5,654      $5,607        $5,489
Total  interest expense ..........................    2,833      2,716       2,657         2,570
                                                     -------------------------------------------
Net interest income ..............................    2,794      2,938       2,950         2,919
Provision for loan losses ........................       68        167          95           110
Other income .....................................      679        641         639           705
Other expense ....................................    2,176      2,154       2,060         2,321
                                                     -------------------------------------------
Income before income taxes .......................    1,229      1,258       1,434         1,193
Applicable income taxes ..........................      374        389         449           332
                                                     -------------------------------------------
Net income .......................................   $  855     $  869      $  985        $  861
                                                     ===========================================

Net income per share, basic and diluted ..........   $ 0.59     $ 0.60      $ 0.69        $ 0.60
                                                     ===========================================

                                                                     Quarter Ended
                                                    ------------------------------------------------
                                                    March 31,  June 30,  September 30,  December 31,
                                                      2001       2001        2001           2001
                                                    ------------------------------------------------

Total  interest income ...........................   $6,772     $6,694      $6,395        $5,981
Total  interest expense ..........................    4,051      3,991       3,674         3,250
                                                     -------------------------------------------
Net interest income ..............................    2,721      2,703       2,721         2,731
Provision for loan losses ........................       39        139         130            58
Other income .....................................      601        676         767           756
Other expense ....................................    2,040      2,048       2,069         2,320
                                                     -------------------------------------------
Income before income taxes .......................    1,243      1,192       1,289         1,109
Applicable income taxes ..........................      391        365         389           288
                                                     -------------------------------------------
Net income .......................................   $  852     $  827      $  900        $  821
                                                     ===========================================

Net income per share, basic and diluted ..........   $ 0.57     $ 0.56      $ 0.61        $ 0.56
                                                     ===========================================

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           IOWA FIRST BANCSHARES CORP.


                   Index to Consolidated Financial Statements

--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                  25
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Consolidated balance sheets                                                26
   Consolidated statements of income                                          27
   Consolidated statements of changes in stockholders' equity                 28
   Consolidated statements of cash flows                                 29 - 30
   Notes to consolidated financial statements                            31 - 46

--------------------------------------------------------------------------------

McGladrey & Pullen
Certified Public Accountants



                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Iowa First Bancshares Corp.
Muscatine, Iowa

We have audited the accompanying consolidated balance sheets of Iowa First Bancshares Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2002, 2001, and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iowa First Bancshares Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001, and 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ McGladrey & Pullen, LLP

Davenport, Iowa
January 17, 2003




McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms.

IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001

ASSETS                                                                                    2002             2001
-------------------------------------------------------------------------------------------------------------------
Cash and due from banks (Note 1) .................................................   $  17,283,000    $  14,661,000
Interest-bearing deposits at financial institutions ..............................       1,791,000        1,620,000
Federal funds sold ...............................................................      30,600,000       31,000,000
Investment securities available for sale (Note 3) ................................      38,095,000       44,466,000
Loans, net of allowance for loan losses 2002 $3,304,000;
 2001 $3,182,000 (Notes 4, 8, and 15) ............................................     273,922,000      272,695,000
Bank premises and equipment, net (Note 5) ........................................       5,303,000        5,055,000
Accrued interest receivable ......................................................       2,672,000        2,793,000
Life insurance contracts .........................................................       3,953,000        3,361,000
Restricted investment securities .................................................       3,957,000        3,868,000
Other assets .....................................................................       1,129,000        1,078,000
                                                                                     ------------------------------
        Total assets .............................................................   $ 378,705,000    $ 380,597,000
                                                                                     ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing ..........................................................   $  45,293,000    $  42,165,000
    Interest-bearing .............................................................     225,129,000      225,359,000
                                                                                     ------------------------------
        Total deposits (Note 6) ..................................................     270,422,000      267,524,000
  Notes payable (Note 7) .........................................................       3,300,000        5,419,000
  Securities sold under agreements to repurchase (Note 8) ........................       6,591,000        5,068,000
  Federal Home Loan Bank advances (Note 8) .......................................      64,609,000       70,706,000
  Treasury tax and loan open note (Note 8) .......................................         785,000          622,000
  Company obligated mandatorily redeemable preferred securities of
    subsidiary trust holding solely subordinated debentures (Note 9) .............       4,000,000        4,000,000
  Dividends payable ..............................................................         335,000          331,000
  Other liabilities ..............................................................       1,633,000        1,645,000
                                                                                     ------------------------------
        Total liabilities ........................................................     351,675,000      355,315,000
                                                                                     ------------------------------
Commitments and Contingencies (Note 14)

Redeemable Common Stock Held by Employee Stock Ownership
  Plan with 401(k) provisions (KSOP) (Note 11) ...................................       2,717,000        2,242,000
                                                                                     ------------------------------
Stockholders' Equity (Note 10):
  Preferred stock, stated value of $1.00 per share; shares
    authorized 500,000; shares issued none .......................................              --               --
  Common stock, no par value; shares authorized 6,000,000;  shares issued 2002 and
    2001, 1,832,429; shares outstanding 2002,
    1,424,445; 2001, 1,456,404 ...................................................         200,000          200,000
  Additional paid-in capital .....................................................       4,254,000        4,265,000
  Retained earnings ..............................................................      34,195,000       31,944,000
  Accumulated other comprehensive income, net ....................................       1,101,000          858,000
  Less cost of common shares acquired for the treasury
    2002, 407,984; 2001, 376,025 .................................................     (12,720,000)     (11,985,000)
  Less maximum cash obligation related to KSOP shares (Note 11) ..................      (2,717,000)      (2,242,000)
                                                                                     ------------------------------
        Total stockholders' equity ...............................................      24,313,000       23,040,000
                                                                                     ------------------------------
        Total liabilities and stockholders' equity ...............................   $ 378,705,000    $ 380,597,000
                                                                                     ==============================

See Notes to Consolidated Financial Statements.

IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2002, 2001, and 2000

                                                                  2002          2001          2000
-----------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans, including fees:
    Taxable ...............................................   $19,533,000   $21,909,000   $22,815,000
    Nontaxable ............................................       131,000       107,000       148,000
  Investment securities available for sale:
    Taxable ...............................................     1,171,000     2,034,000     2,748,000
    Nontaxable ............................................       821,000       932,000       959,000
  Federal funds sold ......................................       533,000       645,000       385,000
  Restricted investment securities ........................       117,000       171,000       251,000
  Other ...................................................        71,000        44,000            --
                                                              ---------------------------------------
        Total interest income .............................    22,377,000    25,842,000    27,306,000
                                                              ---------------------------------------

Interest expense:
  Deposits ................................................     5,927,000     9,837,000    10,626,000
  Notes payable ...........................................       307,000       424,000       482,000
  Other borrowed funds ....................................     4,129,000     4,392,000     4,703,000
  Company obligated mandatorily redeemable
    preferred securities ..................................       413,000       313,000            --
                                                              ---------------------------------------
        Total interest expense ............................    10,776,000    14,966,000    15,811,000
                                                              ---------------------------------------
        Net interest income ...............................    11,601,000    10,876,000    11,495,000
Provision for loan losses (Note 4) ........................       440,000       366,000       429,000
                                                              ---------------------------------------
        Net interest income after provision for loan losses    11,161,000    10,510,000    11,066,000
                                                              ---------------------------------------

Other income:
  Trust department ........................................       367,000       368,000       382,000
  Service fees ............................................     1,514,000     1,356,000     1,303,000
  Investment securities gains, net ........................        84,000       331,000        13,000
  Gains on loans sold .....................................       212,000        64,000        11,000
  Other ...................................................       487,000       681,000       528,000
                                                              ---------------------------------------
        Total other income ................................     2,664,000     2,800,000     2,237,000
                                                              ---------------------------------------

Operating expenses:
  Salaries and employee benefits ..........................     4,913,000     4,900,000     4,755,000
  Occupancy expenses, net .................................       674,000       728,000       716,000
  Equipment expenses ......................................       680,000       707,000       616,000
  Office supplies, printing, and postage ..................       342,000       376,000       367,000
  Computer costs ..........................................       506,000       446,000       404,000
  Advertising and business promotion ......................       170,000       194,000       180,000
  Other operating expenses ................................     1,426,000     1,126,000     1,106,000
                                                              ---------------------------------------
        Total operating expenses ..........................     8,711,000     8,477,000     8,144,000
                                                              ---------------------------------------

        Income before income taxes ........................     5,114,000     4,833,000     5,159,000

Income taxes (Note 12) ....................................     1,544,000     1,433,000     1,599,000
                                                              ---------------------------------------
        Net income ........................................   $ 3,570,000   $ 3,400,000   $ 3,560,000
                                                              =======================================

Weighted average common shares, basic and diluted .........     1,440,466     1,478,220     1,524,473

Net income per common share, basic and diluted (Note 13) ..   $      2.48   $      2.30   $      2.34
                                                              =======================================

Dividends declared per share ..............................   $      0.92   $      0.89   $      0.85
                                                              =======================================

See Notes to Consolidated Financial Statements.

IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2002, 2001, and 2000

                                                                     Accumu-
                                                                      lated
                                                                      Other                     Maximum
                                                                     Compre-                      Cash
                                         Additional                  hensive                   Obligation      Compre-
                                 Common    Paid-In      Retained      Income     Treasury      Related to      hensive
                                 Stock     Capital      Earnings      (Loss)      Stock        KSOP Shares     Income      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999 ...  $200,000  $4,349,000  $27,585,000  $ (649,000)  $(10,292,000)  $(2,507,000)             $18,686,000
  Comprehensive income:
    Net income ...............        --          --    3,560,000          --             --            --   $3,560,000   3,560,000
    Other comprehensive income,
      net of tax (Note 2) ....        --          --           --     939,000             --            --      939,000     939,000
                                                                                                             ----------
        Comprehensive
          income .............                                                                               $4,499,000
                                                                                                             ==========
Cash dividends declared, $.85
  per share ..................        --          --   (1,293,000)         --             --            --               (1,293,000)
  Purchase of 31,813 shares
    of common stock for the
    treasury .................        --          --           --          --       (724,000)           --                 (724,000)
  Sale of 3,409 shares of
    common stock to the KSOP .        --     (40,000)          --          --        115,000            --                   75,000
  Change related to KSOP
    shares (Note 11) .........        --          --           --          --             --       389,000                  389,000
                               ---------------------------------------------------------------------------              ------------
Balance, December 31,2000 ....   200,000   4,309,000   29,852,000     290,000    (10,901,000)   (2,118,000)              21,632,000
  Comprehensive income:
    Net income ...............        --          --    3,400,000          --             --            --   $3,400,000   3,400,000
    Other comprehensive income,
      net of tax (Note 2) ....        --          --           --     568,000             --            --      568,000     568,000
                                                                                                             ----------
        Comprehensive income .                                                                               $3,968,000
                                                                                                             ==========
Cash dividends declared, $.89
  per share ..................        --          --   (1,308,000)         --             --            --               (1,308,000)
  Purchase of 56,387 shares
    of common stock for the
    treasury .................        --          --           --          --     (1,227,000)           --               (1,227,000)
  Sale of 4,494 shares of
    common stock to the KSOP .        --     (44,000)          --          --        143,000            --                   99,000
  Change related to KSOP
     shares (Note 11) ........        --          --           --          --             --      (124,000)                (124,000)
                               ---------------------------------------------------------------------------              ------------
Balance, December 31,2001 ....   200,000   4,265,000   31,944,000     858,000    (11,985,000)   (2,242,000)              23,040,000
  Comprehensive income:
    Net income ...............        --          --    3,570,000          --             --            --   $3,570,000   3,570,000
    Other comprehensive income,
      net of tax (Note 2) .....       --          --           --     243,000             --            --      243,000     243,000
                                                                                                             ----------
        Comprehensive income ..                                                                              $3,813,000
                                                                                                             ==========
Cash dividends declared, $.92
  per share ...................       --          --   (1,319,000)         --             --            --               (1,319,000)
Purchase of 34,045 shares
  of common stock for the
  treasury ....................       --          --           --          --       (800,000)           --                 (800,000)
Sale of 2,086 shares of
  common stock to the KSOP
  and others .................        --     (11,000)          --          --         65,000            --                   54,000
Change related to KSOP
  shares (Note 11) ...........        --          --           --          --             --      (475,000)                (475,000)
                                ---------------------------------------------------------------------------             ------------
Balance, December 31, 2002 ...  $200,000  $4,254,000  $34,195,000  $1,101,000   $(12,720,000)  ($2,717,000)             $24,313,000
                                ==========================================================================              ============

See Notes to Consolidated Financial Statements.

IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002,  2001, and 2000

                                                        2002            2001           2000
-----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income ...................................   $  3,570,000    $  3,400,000    $  3,560,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Proceeds from loans sold ...................     20,415,000       8,209,000       2,095,000
    Loans underwritten .........................    (20,593,000)     (8,145,000)     (2,084,000)
    Gains on loans sold ........................       (212,000)        (64,000)        (11,000)
    Provision for loan losses ..................        440,000         366,000         429,000
    Investment securities gains, net ...........        (84,000)       (331,000)        (13,000)
    Depreciation ...............................        537,000         647,000         636,000
    Deferred income taxes ......................        (37,000)        (45,000)       (177,000)
    Amortization of premiums and accretion
      of discounts on investment securities,
      net ......................................         44,000         (31,000)         12,000
    Changes in assets and liabilities:
      (Increase) decrease in accrued interest
        receivable .............................        121,000         588,000        (396,000)
      Net (increase) decrease in other assets ..        397,000        (133,000)        605,000
      Net increase (decrease) in other
        liabilities ............................       (121,000)       (329,000)        292,000
                                                   --------------------------------------------
        Net cash provided by operating
        activities .............................      4,477,000       4,132,000       4,948,000
                                                   --------------------------------------------

Cash Flows from Investing Activities:
  Net increase in interest-bearing deposits
    at financial institutions ..................       (171,000)     (1,432,000)        (33,000)
  Net (increase) decrease in federal funds sold         400,000     (16,350,000)      1,150,000
  Proceeds from sales, maturities, calls, and
    paydowns of securities available for sale ..     16,320,000      26,482,000      11,254,000
  Purchase of securities available for sale ....     (9,520,000)     (6,623,000)    (13,331,000)
  Net increase in loans ........................     (1,824,000)     (2,773,000)     (4,073,000)
  Purchases of bank premises and equipment .....       (785,000)       (766,000)       (116,000)
  Purchases of life insurance contracts ........       (405,000)             --      (3,110,000)
  Increase in cash value of life insurance
    contracts ..................................       (187,000)       (177,000)        (74,000)
  Purchases of restricted investment securities         (89,000)        (37,000)       (364,000)
                                                   --------------------------------------------
        Net cash provided by (used in) investing
        activities .............................   $  3,739,000    $ (1,676,000)   $ (8,697,000)
                                                   --------------------------------------------

                                   (Continued)

IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

Years Ended December 31, 2002, 2001, and 2000

                                                             2002             2001            2000
-----------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Net increase (decrease) in noninterest-bearing
    deposits .........................................   $  3,128,000    $ (6,484,000)   $  1,474,000
  Net increase (decrease) in interest-bearing deposits       (230,000)      2,528,000         434,000
  Repayment of notes payable .........................     (2,119,000)       (732,000)       (718,000)
  Net increase (decrease) in line of credit ..........             --        (125,000)        125,000
  Net increase (decrease) in securities sold
    under agreements to repurchase ...................      1,523,000       1,118,000        (676,000)
  Advances from Federal Home Loan Bank ...............      7,100,000      18,850,000      16,100,000
  Payments of advances from Federal Home
  Loan Bank ..........................................    (13,197,000)    (19,675,000)     (9,190,000)
  Net increase (decrease) in treasury tax and
    loan open note ...................................        163,000        (565,000)     (1,024,000)
  Net proceeds from issuance of Company
    obligated mandatorily redeemable preferred
    securities of subsidiary trust ...................             --       3,832,000              --
  Cash dividends paid ................................     (1,315,000)     (1,309,000)     (1,282,000)
  Purchases of common stock for the treasury .........       (800,000)     (1,227,000)       (724,000)
  Proceeds from issuance of common stock .............        153,000              --          75,000
                                                         --------------------------------------------
        Net cash provided by (used in)
        financing activities .........................     (5,594,000)     (3,789,000)      4,594,000
                                                         --------------------------------------------

        Net increase (decrease) in cash and
        due from banks ...............................      2,622,000      (1,333,000)        845,000

Cash and due from banks:
  Beginning ..........................................     14,661,000      15,994,000      15,149,000
                                                         --------------------------------------------
  Ending .............................................   $ 17,283,000    $ 14,661,000    $ 15,994,000
                                                         ============================================

Supplemental Disclosures of Cash Flow
  Information, cash payments for:
  Interest ...........................................   $ 10,963,000    $ 15,452,000    $ 15,547,000
  Income taxes .......................................      1,619,000       1,542,000       1,903,000

Supplemental Schedule of Noncash Investing
  and Financing Activities:
  Change in accumulated other comprehensive
    income, unrealized gains on securities
    available for sale, net ..........................        243,000         568,000         939,000
  (Increase) decrease in maximum cash obligation
    related to KSOP shares ...........................       (475,000)       (124,000)        389,000
  Due from KSOP for sale of common stock .............             --          99,000              --
  Transfers of loans to other real estate owned ......        547,000         251,000          97,000

See Notes to Consolidated Financial Statements.

IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

Iowa First Bancshares Corp. (the "Company") is a bank holding company headquartered in Muscatine, Iowa. The Company owns the outstanding stock of two national banks, First National Bank of Muscatine and First National Bank in Fairfield. First National Bank of Muscatine has a total of five locations in Muscatine, Iowa. First National Bank in Fairfield has two locations in Fairfield, Iowa. Each bank is engaged in the general commercial banking business and provides full service banking to individuals and businesses, including checking, savings, money market, and time deposit accounts, commercial loans, consumer loans, real estate loans, safe deposit facilities, transmitting of funds, trust services, and such other banking services as are usual and customary for commercial banks. The Company also owns the outstanding stock of Iowa First Capital Trust I, which was capitalized in March 2001 for the purpose of issuing Company obligated mandatorily redeemable preferred securities.

Significant accounting policies:

Accounting estimates: The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses is inherently subjective, as it requires material estimates that are susceptible to significant change. The fair value disclosure of financial instruments is an estimate that can be computed within a range.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Presentation of cash flows: For purposes of reporting cash flows, cash and due from banks includes cash on-hand, amounts due from banks, and the cash items in process of clearing. Cash flows from interest-bearing deposits at financial institutions, federal funds sold, loans, deposits, securities sold under agreements to repurchase, revolving line of credit, and the treasury tax and loan open note are reported net.

Cash and due from banks: The Banks are required by federal banking regulations to maintain certain cash and due from bank reserves. The reserve requirement was approximately $3,232,000 and $1,668,000 at December 31, 2002 and 2001,
respectively.

Investment securities available for sale: Securities available for sale are accounted for at fair value and the unrealized holding gains or losses are presented as a separate component of accumulated other comprehensive income, net of their deferred income tax effect. Realized gains and losses, determined using the specific-identification method, are included in earnings.

Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses.

Premiums and discounts are recognized in interest income using the interest method over the expected life of the security. There were no investments held to maturity or for trading purposes as of December 31, 2002 or 2001.

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

Direct loan origination fees and costs are generally being deferred and the net amounts amortized as an adjustment of the related loan or lease's yield. The Banks generally amortize these amounts over the contractual life. Direct loan origination fees and costs related to loans sold to unrelated third parties are recognized as income or expense in the current consolidated statements of income. Commitment fees based upon a percentage of customers' unused lines of credit and fees related to standby letters of credit are not significant.

Sales of loans: As part of its management of assets and liabilities, the Company periodically sells residential real estate loans. Loans which are expected to be sold in the forseeable future are classified as held for sale and are recorded at the lower of cost or estimated market value in the aggregate.

Credit related financial instruments: In the ordinary course of business, the Company has entered into commitments to extend credit, including standby letters of credit. Such financial instruments are recorded when they are funded.

Transfers of financial assets: Transfers of financial assets are accounted for as sales, only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the assets it received, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a modest benefit to the transferor, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Bank premises and equipment: Bank premises and equipment are stated at cost less
accumulated   depreciation.   Depreciation   is   computed   primarily   by  the
straight-line method based on the estimated useful lives.

Life insurance contracts: Life insurance contracts are stated at their cash surrender value.

Restricted investment securities: Restricted investment securities represent Federal Home Loan Bank and Federal Reserve Bank common stock. The stock is carried at cost.

Other assets: Other real estate (ORE), which is included in other assets, represents properties acquired through foreclosure, in-substance foreclosure, or other proceedings. ORE is recorded at the lower of the amount of the loan or fair value of the properties. Any write-down to fair value at the time of transfer to ORE is charged to the allowance for loan losses. Property is evaluated regularly to ensure that the recorded amount is supported by the current fair value. Subsequent write-downs to fair value are charged to earnings.

Other revenue recognition: Revenue from trust services and other service charges and fees is recognized as the services are provided.

Income taxes: The Company files its tax return on a consolidated basis with its subsidiary banks. The entities follow the direct reimbursement method of accounting for income taxes under which income taxes or credits which result from the subsidiary banks' inclusion in the consolidated tax return are paid to or received from the parent company.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Common stock held by KSOP: The Company's maximum cash obligation related to these shares is classified outside stockholders' equity because the shares are not readily traded and could be put to the Company for cash.

Trust assets: Trust assets (other than cash deposits) held by the Banks in fiduciary or agency capacities for its customers are not included in the accompanying consolidated balance sheets since such items are not assets of the Banks.

Earnings per share: Basic earnings per share are arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Diluted earnings per share are arrived at by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period.

Current accounting developments: The Financial Accounting Standards Board has issued Statement No. 143, Accounting for Asset Retirement Obligations. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. For the Company, the Statement is effective January 1, 2003. Implementation of the
Statement is not expected to have a material impact on the Company's consolidated financial statements.

The Financial Accounting Standards Board has issued Statement No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement Nos. 4 and 64, relative to debt extinguishments and provides that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally, the Statement rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of the Statement relative to accounting for leases were effective for transactions occurring after May 15, 2002. Implementation of these provisions of the Statement had no impact on the Company's consolidated financial statements. For the Company, the provisions of the Statement relative to accounting for debt extinguishment are effective January 1, 2003. Implementation of these provisions of the Statement is not expected to have a material impact on the Company's consolidated financial statements.

The Financial Accounting Standards Board has issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability and Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Statement provides that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. For the Company, the provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Implementation of the Statement is not expected to have a material impact on the Company's consolidated financial statements.

The Financial Accounting Standards Board has issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company's consolidated financial statements. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been adopted in the consolidated financial statements for December 31, 2002.

Reclassifications: Certain amounts in the prior year financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform with current year presentations.

Note 2.  Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised entirely of unrealized gains and losses on securities available for sale.

Other comprehensive income is comprised as follows:

                                                              Tax
                                                Before      Expense      Net
                                                  Tax      (Benefit)    of Tax
                                              ----------------------------------
                                                 Year Ended December 31, 2002
                                              ----------------------------------
Unrealized gains on securities available
  for sale:
  Unrealized holding gains arising during
    the year ..............................   $  473,000  $  178,000  $  295,000
  Less, reclassification adjustment for
    gains included in net income ..........       84,000      32,000      52,000
                                              ----------------------------------
        Other comprehensive income ........   $  389,000  $  146,000  $  243,000
                                              ==================================

                                                 Year Ended December 31, 2001
                                              ----------------------------------
Unrealized gains on securities available
  for sale:
  Unrealized holding gains arising during
    the year ..............................   $1,235,000  $  459,000  $  776,000
  Less, reclassification adjustment for
    gains included in net income ..........      331,000     123,000     208,000
                                              ----------------------------------
        Other comprehensive income ........   $  904,000  $  336,000  $  568,000
                                              ==================================

                                                 Year Ended December 31, 2000
                                              ----------------------------------
Unrealized gains on securities available
  for sale:
  Unrealized holding gains arising during
    the year ..............................   $1,511,000  $  564,000  $  947,000
  Less, reclassification adjustment for
    gains included in net income ..........       13,000       5,000       8,000
                                              ----------------------------------
        Other comprehensive income ........   $1,498,000  $  559,000  $  939,000
                                              ==================================


Note 3.  Investment Securities Available for Sale

The amortized cost and fair value of investment securities available for sale as of December 31, 2002 and 2001 are summarized as follows:

                                                    Gross        Gross
                                    Amortized     Unrealized   Unrealized        Fair
                                       Cost         Gains       (Losses)         Value
                                   -----------------------------------------------------
                                                     December 31, 2002
                                   -----------------------------------------------------
U.S. government agencies .......   $17,591,000   $   651,000   $      --     $18,242,000
Mortgage-backed securities .....       268,000        13,000          --         281,000
State and political subdivisions    15,799,000       970,000          --      16,769,000
Corporate obligations ..........     2,681,000       122,000          --       2,803,000
                                   -----------------------------------------------------
                                   $36,339,000   $ 1,756,000   $      --     $38,095,000
                                   =====================================================

                                                     December 31, 2001
                                   -----------------------------------------------------

U.S. Treasury securities .......   $ 1,506,000   $    27,000   $      --     $ 1,533,000
U.S. government agencies .......    17,481,000       641,000      (3,000)     18,119,000
Mortgage-backed securities .....       625,000        15,000          --         640,000
State and political subdivisions    17,952,000       538,000     (12,000)     18,478,000
Corporate obligations ..........     5,535,000       161,000          --       5,696,000
                                   -----------------------------------------------------
                                   $43,099,000   $ 1,382,000   $ (15,000)    $44,466,000
                                   =====================================================

The amortized cost and fair value of investment securities available for sale as of December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities for mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

                                                      Amortized         Fair
                                                         Cost           Value
                                                     ---------------------------
Securities available for sale:
Due in one year or less ........................     $ 8,285,000     $ 8,426,000
Due after one year through five years ..........      17,595,000      18,601,000
Due after five years through ten years .........       7,897,000       8,381,000
Due after ten years ............................       2,294,000       2,406,000
                                                     ---------------------------
                                                      36,071,000      37,814,000
Mortgage-backed securities .....................         268,000         281,000
                                                     ---------------------------
                                                     $36,339,000     $38,095,000
                                                     ===========================

Investment securities with a carrying value of $17,633,000 and $16,359,000 as of December 31, 2002 and 2001, respectively, are pledged on securities sold under agreements to repurchase, trust deposits, and for other purposes as required or permitted by law.

All sales of securities during the years ended December 31, 2002, 2001, and 2000 were from securities identified as available for sale. Information on proceeds received, as well as the gross gains and losses from the sale of those securities is as follows for the years ended December 31, 2002, 2001, and 2000:

                                                  2002       2001         2000
                                              ----------------------------------

Proceeds from sales of securities ..........  $4,013,000  $11,077,000   $ 23,000
Gross gains from sales of securities .......      86,000     332,000      13,000
Gross losses from sales of securities ......       2,000       1,000          --

Note 4.  Loans

The composition of loans is summarized as follows:

                                                           December 31,
                                                 -------------------------------
                                                     2002               2001
                                                 -------------------------------

Commercial ...............................       $109,045,000       $106,286,000
Agricultural .............................         28,185,000         27,926,000
Real estate:
  Construction ...........................          6,051,000          7,752,000
  Mortgage ...............................        113,295,000        110,931,000
  Tax exempt, mortgage ...................          3,297,000          1,290,000
Installment ..............................         17,118,000         21,401,000
Other ....................................            235,000            291,000
                                                 -------------------------------
        Total loans ......................        277,226,000        275,877,000
Less allowance for loan losses ...........          3,304,000          3,182,000
                                                 -------------------------------
                                                 $273,922,000       $272,695,000
                                                 ===============================

Included in commercial loans above are general warehousing and storage industry loans totaling $7,709,000 as of December 31, 2002.

Included in real estate mortgage loans above are loans held for sale of $390,000 and none as of December 31, 2002 and 2001, respectively.

Loans considered to be impaired are as follows:

                                                               December 31,
                                                         -----------------------
                                                            2002         2001
                                                         -----------------------
Impaired loans for which an allowance has been
  provided ...........................................   $2,095,000   $2,866,000
                                                         =======================

Allowance provided for impaired loans, included in the
  allowance for loan losses ..........................   $  410,000   $  251,000
                                                         =======================

There are no loans impaired for which an allowance has not been provided.

The average recorded investment in impaired loans during 2002 and 2001 was $2,319,000 and $3,462,000, respectively. Interest income on impaired loans of $269,000, $339,000, and $9,000 was recognized for cash payments received in 2002, 2001, and 2000, respectively.

Nonaccruing loans totaled $1,730,000 and $640,000 at December 31, 2002 and 2001, respectively. Interest income in the amount of $100,000, $63,000, and $47,000 would have been earned on the nonaccrual loans had they been performing loans in accordance with their original terms during the years ended December 31, 2002, 2001, and 2000, respectively. The interest collected on loans designated as nonaccrual loans and included in income for the years ended December 31, 2002, 2001, and 2000 totaled $30,000, $57,000, and $14,000, respectively.

Loans past due 90 days or more and still accruing interest totaled $1,053,000 and $128,000 as of December 31, 2002 and 2001, respectively.

Changes in the allowance for loan losses are summarized as follows:

                                                  Year Ended December 31,
                                           -------------------------------------
                                              2002         2001          2000
                                           -------------------------------------

Beginning balance ....................     $3,182,000   $3,268,000    $3,091,000
  Provisions charged to expense ......        440,000      366,000       429,000
  Recoveries .........................         53,000       52,000        78,000
                                           -------------------------------------
                                            3,675,000    3,686,000     3,598,000
  Loans charged off ..................        371,000      504,000       330,000
                                           -------------------------------------
Ending balance .......................     $3,304,000   $3,182,000    $3,268,000
                                           =====================================

The Company retains mortgage loan servicing on loans sold into the secondary market which are not included in the accompanying consolidated balance sheets. The unpaid principal balance on these loans was $28,170,000 and $14,021,000 as of December 31, 2002 and 2001, respectively. Custodial escrow balances maintained in connection with these loans were approximately $133,000 and $88,000 as of December 31, 2002 and 2001, respectively. All loans sold are without recourse.

Note 5.  Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

                                      Years of
                                       Useful
                                        Lives         December 31,
                                                ------------------------
                                                    2002        2001
                                                ------------------------

Land ................................           $ 1,136,000  $   756,000
Bank premises .......................   10-40     6,452,000    6,265,000
Leasehold improvements ..............    5-15       122,000      201,000
Furniture and equipment .............    5-15     2,864,000    3,079,000
                                                ------------------------
                                                 10,574,000   10,301,000
Accumulated depreciation ............             5,271,000    5,246,000
                                                ------------------------
                                                $ 5,303,000  $ 5,055,000
                                                ========================

Included in land at December 31, 2002 is $380,000 representing the cost of property acquired for the purpose of construction of a new branch bank building. Additionally, as of December 31, 2002, bank premises include $185,000 of construction in process related to the construction of this new branch bank building as well as the remodeling of one of the Company's main banking facilities. Also see Note 14.

Note 6.  Deposits

The composition of deposits is summarized as follows:

                                                         December 31,
                                              ----------------------------------
                                                  2002                  2001
                                              ----------------------------------

Demand .............................          $ 96,350,000          $ 95,819,000
NOW accounts .......................            35,246,000            32,948,000
Savings ............................            22,584,000            20,478,000
Time certificates ..................           116,242,000           118,279,000
                                              ----------------------------------
                                              $270,422,000          $267,524,000
                                              ==================================

Included in interest-bearing deposits are certificates of deposit with a minimum denomination of $100,000 totaling $27,322,000 and $27,947,000 as of December 31, 2002 and 2001, respectively.

At December 31, 2002, the scheduled maturities of all certificates of deposit are as follows:

Year ending December 31:
  2003                                                    $ 61,754,000
  2004                                                      30,134,000
  2005                                                       7,413,000
  2006                                                       5,911,000
  2007                                                       6,172,000
  Thereafter                                                 4,858,000
                                                         -------------
                                                         $ 116,242,000
                                                         =============

Note 7.  Notes Payable

Notes payable are summarized as follows:

                                                                   December 31,
                                                            -----------------------
                                                              2002          2001
                                                            -----------------------
Term note  payable to a bank,  interest  fixed at 7.41%,
  due May 4, 2002,  with quarterly principal and interest
  payments of $77,000, secured by stock
  of subsidiary banks of the Company ....................   $       --   $1,569,000
Term note payable to a bank, interest fixed at 7.36%,
  due May 4, 2003, with annual principal installments
  of $550,000, secured by stock of subsidiary banks
  of the Company ........................................    3,300,000    3,850,000
                                                            -----------------------
                                                            $3,300,000   $5,419,000
                                                            =======================

The Company also has a $2,000,000 line of credit with interest floating and paid quarterly at prime rate (4.25% as of December 31, 2002), which is due May 4, 2003. There were no borrowings under this agreement as of December 31, 2002 and 2001.

The notes payable include certain restrictive covenants regarding the Company's net worth and regulatory capital.

Note 8.  Other Borrowed Funds

Other borrowed funds consist of the following:

                                                             December 31,
                                                      --------------------------
                                                          2002           2001
                                                      --------------------------

Securities sold under agreements to repurchase ...    $ 6,591,000    $ 5,068,000
Federal Home Loan Bank advances ..................     64,609,000     70,706,000
Treasury tax and loan open note ..................        785,000        622,000

The securities sold under agreements to repurchase represent agreements with customers of the Banks which are collateralized with securities of the Banks held by the Federal Home Loan Bank of Des Moines. The Federal Home Loan Bank may sell, loan, or otherwise dispose of such securities to other parties in the normal course of their operations with prior written approval of the Banks, and have agreed to resell to the Banks substantially identical securities at the maturities of the agreements. At December 31, 2002, all but $1,036,000 of the securities sold under agreements to repurchase mature within twelve months. Of this $1,036,000, $502,000 matures within two years and the remaining $534,000 matures within four years. At December 31, 2001, all but $1,318,000 of the securities sold under agreements to repurchase mature within twelve months. Of this $1,318,000, $1,011,000 matures within 2 years and the remaining $307,000 matures within three years.

Additional information concerning securities sold under agreements to repurchase follows:

                                                               December 31,
                                                        ------------------------
                                                           2002           2001
                                                        ------------------------

Daily average amount outstanding during the year ....   $ 5,845,000  $ 4,464,000
Maximum outstanding as of any month-end .............     7,349,000    5,068,000

Weighted average interest rate during the year ......         2.68%        4.11%
Weighted average interest rate at the end of the year         2.18%        2.78%

Securities underlying the agreements at the end
  of the year, carrying and fair value ..............   $10,734,000  $10,935,000

Advances from the Federal Home Loan Bank as of December 31, 2002 bear interest and are due as follows:

                                                       Weighted
                                                        Average
                                                       Interest
                                                        Rate at
                                                       Year-End      Balance Due
                                                       -------------------------
Year ending December 31:
  2003 ................................                  5.81%       $ 9,050,000
  2004 ................................                  6.25          7,950,000
  2005 ................................                  5.19          6,500,000
  2006 ................................                  5.32         10,950,000
  2007 ................................                  4.75          4,950,000
  Thereafter ..........................                  5.79         25,209,000
                                                                    ------------
                                                                    $ 64,609,000
                                                                    ============

Of the advances maturing after 2007, $17,443,000 have options which allow the Company the right, but not the obligation, to "put" the advances back to the Federal Home Loan Bank. The majority of these put options begin to be exercisable in 2003 and 2004.

As of December 31, 2001 advances from the Federal Home Loan Bank in the amount of $70,706,000 had interest rates between 3.83% and 7.39% and various maturity dates between 2000 and 2014.

First mortgage loans of approximately $90,526,000 and $92,380,000 as of December 31, 2002 and 2001, respectively, are pledged as collateral on Federal Home Loan Bank advances.

The treasury tax and loan open note represents overnight borrowings from the Federal Reserve Bank system.

Note 9. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures

On March 28, 2001, the Company issued 4,000 shares totaling $4,000,000 of Company obligated mandatorily redeemable preferred securities of Iowa First Capital Trust I. The securities provide for cumulative cash distributions calculated at a 10.18% annual rate. The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond June 8, 2031. At the end of the deferral period, all accumulated and unpaid distributions will be paid. The capital securities will be redeemed on June 8, 2031; however, the Company has the option to shorten the maturity date to a date not earlier than June 8, 2011. The redemption price begins at 105.09% to par and is reduced 51 basis points each year until June 8, 2021 when the capital securities can be redeemed at par. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Company's indebtedness and senior to the Company's capital stock. For regulatory purposes, the entire amount of the capital securities is allowed in the calculation of Tier 1 capital. The capital securities are included in the consolidated balance sheet as a liability with the cash distributions included in interest expense.

Note 10. Regulatory Matters

The Company and Banks ("Entities") are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Entities' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Entities must meet specific capital guidelines that involve quantitative measures of the Entities' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Entities' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Entities to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Entities meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately or well capitalized an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the Banks' categories.

The Company and Banks' actual capital amounts and ratios are presented in the following table.

                                                                                                  To Be Well
                                                                                               Capitalized under
                                                                         For Capital           Prompt Corrective
                                                     Actual           Adequacy Purposes        Action Provisions
                                            ----------------------  ---------------------   -----------------------
                                              Amount        Ratio      Amount       Ratio      Amount        Ratio
                                            -----------------------------------------------------------------------
As of December 31, 2002
Total Capital (to Risk Weighted Assets):
  Consolidated ..........................   $32,808,000     12.4%   $ 21,220,000    >8.0%            N/A       N/A
  First National Bank of Muscatine ......    27,280,000     14.5      15,056,000    >8.0    $ 18,820,000     >10.0%
  First National Bank in Fairfield ......     8,919,000     11.7       6,095,000    >8.0       7,619,000     >10.0

Tier 1 Capital (to Risk Weighted Assets):
  Consolidated ..........................    29,504,000     11.1      10,610,000    >4.0             N/A       N/A
  First National Bank of Muscatine ......    24,925,000     13.2       7,528,000    >4.0      11,292,000     > 6.0
  First National Bank in Fairfield ......     8,167,000     10.7       3,048,000    >4.0       4,572,000     > 6.0

Tier 1 Capital (to Average Assets):
  Consolidated ..........................    29,504,000      7.5      15,659,000    >4.0             N/A       N/A
  First National Bank of Muscatine ......    24,925,000      8.7      11,426,000    >4.0      14,283,000     > 5.0
  First National Bank in Fairfield ......     8,167,000      7.7       4,223,000    >4.0       5,279,000     > 5.0

As of December 31, 2001
Total Capital (to Risk Weighted Assets):
  Consolidated ..........................   $31,181,000     11.8%   $ 21,188,000    >8.0%            N/A      N/A
  First National Bank of Muscatine ......    26,231,000     13.6      15,390,000    >8.0    $ 19,237,000     >10.0%
  First National Bank in Fairfield ......     8,690,000     12.4       5,592,000    >8.0       6,989,000     >10.0

Tier 1 Capital (to Risk Weighted Assets):
  Consolidated ..........................    27,999,000     10.6      10,594,000    >4.0             N/A      N/A
  First National Bank of Muscatine ......    23,825,000     12.4       7,695,000    >4.0      11,542,000    > 6.0
  First National Bank in Fairfield ......     8,030,000     11.5       2,796,000    >4.0       4,194,000    > 6.0

Tier 1 Capital (to Average Assets):
  Consolidated ..........................    27,999,000      7.4      15,117,000    >4.0             N/A      N/A
  First National Bank of Muscatine ......    23,825,000      8.5      11,167,000    >4.0      13,959,000    > 5.0
  First National Bank in Fairfield ......     8,030,000      8.3       3,887,000    >4.0       4,859,000    > 5.0

Current banking law limits the amount of dividends banks can pay. As of December 31, 2002, amounts available for payment of dividends were $4,279,000 and $464,000 for First National Bank of Muscatine and First National Bank in Fairfield, respectively. Regardless of formal regulatory restrictions the Banks may not pay dividends which would result in their capital levels being reduced below the minimum requirements shown above.

Note 11.  Employee Benefits

The Company and bank subsidiaries sponsor an Employee Stock Ownership Plan with 401(k) provisions (KSOP). This plan owns 102,545 shares of the Company as of December 31, 2002 and covers substantially all employees who have reached the age of 21 and worked at least 1,000 hours any year. The Company and subsidiary banks match 50% of the amount an employee contributes to the plan up to a maximum of 6% of the employee's pay. Additionally, the Company and subsidiary banks may make profit sharing contributions to the plan which are allocated to the accounts of participants in the plan on the basis of total relative compensation. The amounts expensed for the years ended December 31, 2002, 2001, and 2000 were $319,000, $320,000, and $321,000, respectively.

An employee, upon termination of employment, has the option of retaining ownership of shares vested pursuant to the plan or selling such shares to the Company. Since the shares of common stock held by the KSOP are not readily traded, the Company has reflected the maximum cash obligation related to those securities outside of stockholders' equity. As of December 31, 2002, 102,545 shares held by the KSOP, at a fair value of $26.50 per share, have been reclassified from stockholders' equity to mezzanine capital.

The Company has entered into deferred compensation agreements with certain directors and executive officers of the Company and Banks. Under the provisions of the agreements the directors and officers may defer a portion of their compensation each year. Based upon individual performance, if Board established performance targets are met, a match of up to 50% of the officers deferrals (with an annual cap of $6,250 per participant) may be paid by the Company. Related to the agreements, the Company has purchased various life insurance contracts. Interest on deferrals is computed at an annual rate equal to the taxable equivalent (determined using the Company's highest marginal tax bracket) of the highest yielding insurance contract purchased by the Company related to the agreements. At December 31, 2002 the rate is 10%. Upon retirement, the director or officer will receive the deferral balance in 180 equal monthly installments. During the years ended December 31, 2002, 2001, and 2000, the Company expensed $134,000, $124,000, and $119,000, respectively, related to the agreements. As of December 31, 2002 and 2001 the liability related to the agreements was $342,000 and $243,000, respectively. During the years ended December 31, 2002, 2001, and 2000, total cash payouts pursuant to the agreements totaled $35,000, none, and none, respectively.

Note 12. Income Taxes

The components of income tax expense are as follows:

                                                 Year Ended December 31,
                                          --------------------------------------
                                              2002        2001          2000
                                          --------------------------------------

Currently paid or payable ..............  $1,581,000   $1,478,000    $1,776,000
Deferred income taxes ..................     (37,000)     (45,000)     (177,000)
                                          --------------------------------------
                                          $1,544,000   $1,433,000    $1,599,000
                                          ======================================

Income tax expense differs from the amount computed by applying the federal income tax rate to income before income taxes. The reasons for this difference are as follows:

                                                           Year Ended December 31,
                                      ----------------------------------------------------------------
                                             2002                   2001                   2000
                                      -------------------   -------------------   --------------------
                                                    % Of                  % Of                   % Of
                                        Dollar     Pretax     Dollar     Pretax      Dollar     Pretax
                                        Amount     Income     Amount     Income      Amount     Income
                                      ----------------------------------------------------------------
Computed "expected" income tax
  expense .........................   $1,790,000    35.0%   $1,692,000    35.0%   $1,806,000     35.0%
Effect of graduated tax rate ......      (51,000)   (1.0)      (48,000)   (1.0)      (52,000)    (1.0)
Tax exempt interest and dividend
  income, net .....................     (308,000)   (6.0)     (316,000)   (6.5)     (324,000)    (6.3)
State income taxes, net ...........      169,000     3.3       159,000     3.3       170,000      3.3
Increase in cash surrender value of
  life insurance contracts ........      (64,000)   (1.2)      (60,000)   (1.2)      (25,000)    (0.5)
Other .............................        8,000     0.1         6,000     0.1        24,000      0.5
                                      ----------------------------------------------------------------
                                      $1,544,000    30.2%   $1,433,000    29.7%  $ 1,599,000     31.0%
                                      ================================================================

Net deferred taxes, included in other liabilities on the consolidated balance sheets, consist of the following components as of December 31:

                                                        2002             2001
                                                     ---------------------------
Deferred tax assets:
  Allowance for loan losses ..................       $ 546,000        $ 500,000
  Deferred compensation ......................         128,000           91,000
  Other real estate owned ....................          33,000               --
                                                     ---------------------------
                                                       707,000          591,000
                                                     ---------------------------
Deferred tax liabilities:
  Securities available for sale ..............        (655,000)        (509,000)
  Bank premises and equipment ................        (116,000)         (66,000)
  Unrealized bond accretion ..................         (47,000)         (45,000)
  Net deferred loan origination fees .........         (64,000)         (37,000)
                                                     ---------------------------
                                                      (882,000)        (657,000)
                                                     ---------------------------
Net deferred tax (liabilities) ...............       $(175,000)       $ (66,000)
                                                     ===========================

The change in deferred income taxes was reflected in the financial statements as follows for the years ended December 31, 2002, 2001, and 2000.

                                                 2002        2001        2000
                                              ----------------------------------

Provision for income taxes ..............     $(37,000)   $(45,000)   $(177,000)
Statement of stockholders' equity,
  accumulated other comprehensive
  income ................................      146,000      336,000     559,000
                                              ----------------------------------
                                              $109,000     $291,000   $ 382,000
                                              ==================================

Note 13. Earnings Per Share

The following information was used in the computation of basic and diluted earnings per share:

                                                   Year Ended December 31,
                                             -----------------------------------
                                                 2002        2001        2000
                                             -----------------------------------

Basic and diluted earnings, net income ...   $3,570,000   $3,400,000  $3,560,000
                                             ===================================

Weighted average common shares
  outstanding ............................     1,440,466   1,478,220   1,524,473
Weighted average common shares issuable
  upon conversion of stock options .......            --          --          --
                                              ----------------------------------
        Weighted average common
        and common equivalent
        shares ...........................    1,440,466    1,478,220   1,524,473
                                             ===================================

Note 14. Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Banks are parties to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.

The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

                                                            December 31,
                                                    ----------------------------
                                                       2002              2001
                                                    ----------------------------
Financial instruments whose contract
  amounts represent credit risk:
  Commitments to extend credit ...............      $44,521,000      $40,989,000
  Standby letters of credit ..................        2,539,000        1,913,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the commitments will be sold to other financial intermediaries if drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Banks would be entitled to seek recovery from the customer. At December 31, 2002 and 2001 no amounts have been recorded as liabilities for the Banks' potential obligations under these guarantees.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $390,000 and none as of December 31, 2002 and 2001, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Concentration of credit risk: The Banks grant commercial, real estate, and installment loans to customers in the Banks' primary market area which includes Muscatine and Jefferson Counties in Iowa. The Banks have diversified loan portfolios, as set forth in Note 4. The distribution of commitments to extend credit and standby letters of credit approximates the distribution of loans outstanding. The Banks' policies for requiring collateral are consistent with prudent lending practices and anticipate the potential for economic fluctuations. Collateral varies but may include accounts receivable, inventory, property and equipment, residential real estate properties, and income producing commercial properties. It is the policy of the Banks to file financing statements and mortgages covering collateral pledged.

Aside from cash on-hand and in-vault, the Company's cash is maintained at correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold with correspondent banks exceeded federal insured limits by $30,552,000 and $30,385,000 as of December 31, 2002 and 2001,
respectively. In the opinion of management, no material risk of loss exists due to the correspondent banks' financial condition and the fact they are all well capitalized.

Contingencies: In the normal course of business, the Banks are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

Commitments: As of December 31, 2002 the Company has entered into contracts for construction of a new branch in Muscatine and a remodeling of the main floor of the existing downtown Muscatine location. The total costs, including the cost of land and site work at the new branch and equipment for both projects are anticipated to be approximately $1,500,000 and $500,000 with $499,000 and $66,000, respectively, incurred as of December 31, 2002. The new branch discussed above will serve as a replacement for a current rented branch facility in Muscatine.

Note 15. Related Party Matters

Senior officers and directors of the Company and the Banks, principal holders of equity securities of the Company, and their associates were indebted to the Banks for loans made in the ordinary course of business. Such loans are on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. As of December 31, 2002, none of these loans are classified as nonaccrual, past due, or restructured.

The activity in such loans during the years ended December 31, 2002 and 2001 is as follows:

                                                   2002                 2001
                                              ----------------------------------

Balance, beginning ...................        $ 10,355,000         $ 10,049,000
  Additions ..........................           8,633,000            5,451,000
  Deductions (payments) ..............          (5,513,000)          (5,145,000)
                                              ----------------------------------
Balance, ending ......................        $ 13,475,000         $ 10,355,000
                                              ==================================


Note 16. Fair Value of Financial Instruments

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used in estimating fair value disclosures for financial instruments in the table below:

   Cash  and  due  from  banks  and   interest-bearing   deposits  at  financial
   institutions: The carrying value for cash and due from banks and interest-bearing deposits at financial institutions, with maturities of one month or less, equal their fair values. Fair values of interest-bearing deposits at financial institutions with remaining maturities of over one month are estimated using discounted cash flow analysis, using interest rates currently available for similar instruments.

   Federal funds sold: The carrying value for federal funds sold equal their fair value.

   Investment securities available for sale: Fair values for investment securities available for sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

   Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

   Accrued interest receivable and payable: The carrying value of accrued interest receivable and payable represents its fair value.

   Restricted investment securities: The carrying value of restricted investment securities equals their fair value.

   Deposits: Fair values for demand deposits (i.e., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of time deposits.

   Notes payable and Company obligated mandatorily redeemable preferred securities: For variable rate notes payable, the carrying amount is a reasonable estimate of fair value. For fixed rate notes payable and Company obligated mandatorily redeemable preferred securities, fair values are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar borrowings.

   Securities sold under agreements to repurchase and treasury tax and loan open note: For such short-term instruments, the carrying amount is a reasonable estimate of fair value. The fair value of securities sold under agreements to repurchase with maturities of over one month is estimated using discounted cash flow analysis, using interest rates available on similar borrowings.

   Federal Home Loan Bank advances: The fair value of Federal Home Loan Bank advances is estimated using a discounted cash flow analysis, employing interest rates currently being quoted by the Federal Home Loan Bank on similar borrowings.

   Commitments to extend credit and standby letters of credit: The fair value of these commitments is not material.

The carrying values and estimated fair values of financial instruments at December 31, 2002 and 2001 are summarized as follows:

                                                 2002                          2001
                                      ---------------------------------------------------------
                                        Carrying      Estimated       Carrying      Estimated
                                          Value       Fair Value        Value       Fair Value
                                      ---------------------------------------------------------
Financial Assets:
  Cash and due from banks .........   $ 17,283,000   $ 17,283,000   $ 14,661,000   $ 14,661,000
  Interest-bearing deposits at
    financial institutions ........      1,791,000      1,798,000      1,620,000      1,620,000
  Federal funds sold ..............     30,600,000     30,600,000     31,000,000     31,000,000
  Investment securities
    available for sale ............     38,095,000     38,095,000     44,466,000     44,466,000
  Loans, net of allowance .........    273,922,000    280,424,000    272,695,000    274,544,000
  Accrued interest receivable .....      2,672,000      2,672,000      2,793,000      2,793,000
  Restricted investment securities       3,957,000      3,957,000      3,868,000      3,868,000

Financial Liabilities:
  Deposits ........................    270,422,000    272,292,000    267,524,000    269,207,000
  Notes payable ...................      3,300,000      3,336,000      5,419,000      5,561,000
  Securities sold under
    agreements to repurchase ......      6,591,000      6,639,000      5,068,000      5,045,000
  Federal Home Loan Bank
    advances ......................     64,609,000     67,604,000     70,706,000     73,061,000
  Treasury tax and loan open
    note ..........................        785,000        785,000        622,000        622,000
  Company obligated mandatorily
    redeemable preferred securities      4,000,000      4,295,000      4,000,000      4,100,000
  Accrued interest payable ........        580,000        580,000        767,000        767,000

Note 17.  Parent Company Only Condensed Financial Information

The following is condensed financial information of Iowa First Bancshares Corp. (parent company only):

                                 BALANCE SHEETS
                              (Parent Company Only)

                                                                December 31,
                                                         ----------------------------
ASSETS                                                       2002            2001
                                                         ----------------------------
Cash .................................................   $    148,000    $  1,897,000
Investment in subsidiaries ...........................     34,743,000      33,262,000
Other assets .........................................        236,000         326,000
                                                         ----------------------------
        Total assets .................................   $ 35,127,000    $ 35,485,000
                                                         ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable ......................................   $  3,300,000    $  5,419,000
  Subordinated debentures ............................      4,125,000       4,125,000
  Other liabilities ..................................        672,000         659,000
                                                         ----------------------------
                                                            8,097,000      10,203,000
                                                         ----------------------------

Redeemable Common Stock Held by KSOP .................      2,717,000       2,242,000
                                                         ----------------------------

Stockholders' Equity:
  Common stock .......................................        200,000         200,000
  Additional paid-in capital .........................      4,254,000       4,265,000
  Retained earnings ..................................     34,195,000      31,944,000
  Accumulated other comprehensive income, net ........      1,101,000         858,000
  Less cost of common shares acquired for the treasury    (12,720,000)    (11,985,000)
  Less maximum cash obligation related to KSOP shares      (2,717,000)     (2,242,000)
                                                         ----------------------------
        Total stockholders' equity ...................     24,313,000      23,040,000
                                                         ----------------------------
        Total liabilities and stockholders' equity ...   $ 35,127,000    $ 35,485,000
                                                         ============================

                                              STATEMENTS OF INCOME
                                              (Parent Company Only)

                                                            Year Ended December 31,
                                                   -----------------------------------------
                                                       2002           2001          2000
                                                   -----------------------------------------
Operating revenue:
  Dividends received from subsidiaries .........   $ 3,013,000    $ 2,010,000    $ 2,650,000
  Management fees and other income .............       327,000        393,000        275,000
                                                   -----------------------------------------
        Total operating revenue ................     3,340,000      2,403,000      2,925,000
Interest expense ...............................       733,000        747,000        482,000
Operating expenses .............................       700,000        630,000        699,000
                                                   -----------------------------------------
        Income before income tax (credits),
        and equity in subsidiaries'
        undistributed net income ...............     1,907,000      1,026,000      1,744,000
Applicable income tax (credits) ................      (425,000)      (417,000)      (381,000)
                                                   -----------------------------------------
                                                     2,332,000      1,443,000      2,125,000
Equity in subsidiaries' undistributed net income     1,238,000      1,957,000      1,435,000
                                                   -----------------------------------------
        Net income .............................   $ 3,570,000    $ 3,400,000    $ 3,560,000
                                                   =========================================

Note 17.      Parent Company Only Condensed Financial Information (Continued)

                                              STATEMENTS OF CASH FLOWS
                                               (Parent Company Only)

                                                                  Year Ended December 31,
                                                         -----------------------------------------
                                                             2002           2001           2000
                                                         -----------------------------------------
Cash Flows from Operating Activities:
  Net income .........................................   $ 3,570,000    $ 3,400,000    $ 3,560,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Equity in subsidiaries' undistributed net
      income .........................................    (1,238,000)    (1,957,000)    (1,435,000)
  Investment securities gains, net ...................            --             --        (13,000)
  Amortization and depreciation ......................        17,000         15,000         15,000
  Changes in assets and liabilities:
    (Increase) in other assets .......................       (26,000)      (197,000)        (8,000)
    Increase (decrease) in other liabilities .........         9,000        (77,000)        82,000
                                                         -----------------------------------------
        Net cash provided by operating
        activities ...................................     2,332,000      1,184,000      2,201,000
                                                         -----------------------------------------

Cash Flows from Investing Activities:
  Proceeds from sales of securities available for sale            --      1,815,000         23,000
  Purchase of securities available for sale ..........            --     (1,815,000)            --
  Capital infusion, Iowa First Capital Trust I .......            --       (125,000)            --
                                                         -----------------------------------------
        Net cash provided by (used in)
        investing activities .........................            --       (125,000)        23,000
                                                         -----------------------------------------

Cash Flows from Financing Activities:
  Repayment of notes payable .........................    (2,119,000)      (732,000)      (718,000)
  Net increase (decrease) in line of credit ..........            --       (125,000)       125,000
  Proceeds from subordinated debentures ..............            --      4,125,000             --
  Cash dividends paid ................................    (1,315,000)    (1,309,000)    (1,282,000)
  Purchases of common stock for the treasury .........      (800,000)    (1,227,000)      (724,000)
  Proceeds from issuance of common stock .............       153,000             --         75,000
                                                         -----------------------------------------
        Net cash provided by (used in)
        financing activities .........................    (4,081,000)       732,000     (2,524,000)
                                                         -----------------------------------------

        Net increase (decrease) in cash ..............    (1,749,000)     1,791,000       (300,000)

Cash:
  Beginning ..........................................     1,897,000        106,000        406,000
                                                         -----------------------------------------
  Ending .............................................   $   148,000    $ 1,897,000    $   106,000
                                                         =========================================

                           IOWA FIRST BANCSHARES CORP.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by this Item is set forth under the caption "Information Concerning Nominees for Election as Directors" in the Company's 2002 Proxy Statement, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this Item is set forth under the captions "Executive Compensation", "Performance Incentive Plans", "Executive Employment Agreements" and "Deferred Compensation Agreements" in the Company's 2002 Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERHSIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners" and "Information Concerning Nominees for Election as Directors" in the Company's 2002 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14.  CONTROLS AND PROCEDURES

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

                           IOWA FIRST BANCSHARES CORP.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  Documents Filed with This Report:

              (1) Financial Statements. The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference from the 2002 Annual Report to Shareholders of the Company:

                   Independent Auditor's Report

                   Consolidated balance sheets -- dated December 31,
                     2002 and 2001.

                   Consolidated statements of income -- years ended
                     December 31, 2002, 2001, and 2000.

                   Consolidated statements of changes in stockholders'
                     equity -- years ended December 31, 2002, 2001, and 2000.

                   Consolidated statements of cash flows - years ended
                     December 31, 2002, 2001, and 2000.

                   Notes to consolidated financial statements.

              (2) Financial Statement Schedules. All schedules are omitted because they are not applicable, are not required, or because the required information is included in the financial statements or the accompanying notes thereto.

              (3)  Exhibits.

Exhibit Number                                                  Exhibit Description
--------------     -----------------------------------------------------------------------------------------------------------------
(3)                Articles of Incorporation, as amended. Incorporated by reference to Exhibit (3) to the registrant's
                   Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(10a)              Employment Agreement.  Incorporated by reference to Exhibit (10a) to the registrant's
                   Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(10b)              Change in Control Employment Agreement.  Incorporated by reference to Exhibit (10b) to the registrant's
                   Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(10c)              Executive Deferred Compensation Agreement.  Incorporated by reference to Exhibit (10c) to the registrant's
                   Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(10d)              Director Deferred Fee Agreement.  Incorporated by reference to Exhibit (10d) to the registrant's
                   Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(20)               Registrant's Proxy Statement Dated March 11, 2003.  Exhibit is being filed herewith.

(21)               Subsidiaries of Registrant.  Exhibit is being filed herewith.

(24)               Power of Attorney.  Exhibit is being filed herewith.

(99.1)             Audit Committee Charter.  Exhibit is being filed herewith.

(99.2)             Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Exhibit is being filed herewith.


(99.3)             Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Exhibit is being filed herewith.


(99.4)             Code of Ethical Conduct for Principal Officers and Financial Managers.  Exhibit is being filed herewith.

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

IOWA FIRST BANCSHARES CORP.

Date:  March 20, 2003           /s/  George A. Shepley
       --------------           ------------------------------------------------
                                George A. Shepley
                                Chairman of the Board

Date:  March 20, 2003           /s/  Kim K. Bartling
       --------------           ------------------------------------------------
                                Kim K. Bartling, Executive Vice President,
                                Chief Operating Officer, Treasurer
                                and Director (Principal Financial and Accounting
                                Officer)

We, the undersigned directors of Iowa First Bancshares Corp. hereby severally constitute George A. Shepley and Kim K. Bartling, and each of them, our true and lawful attorneys with full power to them, and each of them, to sign for us and in our name, the capacities indicated below, the Annual Report on Form 10-K of Iowa First Bancshares Corp. for the fiscal year ended December 31, 2002, to be filed herewith and any amendments to said Annual Report, and generally do all such things in our name and behalf in our capacities as directors to enable Iowa First Bancshares Corp. to comply with the provisions of the Securities Exchange Act of 1934 as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or either of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                         Title                      Date

/s/ Roy J. Carver, Jr.                 Director               February 20, 2003
-----------------------                                       ------------------
Roy J. Carver, Jr.

/s/ Stephen R. Cracker                 Director               February 20, 2003
-----------------------                                       ------------------
Stephen R. Cracker

/s/ Larry L. Emmert                    Director               February 20, 2003
-----------------------                                       ------------------
Larry L. Emmert

/s/ Craig R. Foss                      Director               February 20, 2003
-----------------------                                       ------------------
Craig R. Foss

/s/ Donald R. Heckman                  Director               February 20, 2003
-----------------------                                       ------------------
Donald R. Heckman

/s/ David R. Housley                   Director               February 20, 2003
-----------------------                                       ------------------
David R. Housley

/s/ D. Scott Ingstad                   Director               February 20, 2003
-----------------------                                       ------------------
D. Scott Ingstad

/s/ Victor G. McAvoy                   Director               February 20, 2003
-----------------------                                       ------------------
Victor G. McAvoy

/s/ John "Jay" S. McKee                Director               February 20, 2003
-----------------------                                       ------------------
John "Jay" S. McKee

/s/ Beverly J. White                   Director               February 20, 2003
-----------------------                                       ------------------
Beverly J. White

                            Section 302 Certification


I, Kim K. Bartling, certify that:

1.   I have reviewed  this annual  report on Form 10-K of Iowa First  Bancshares
     Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 20, 2003           Signature:  /s/ Kim K. Bartling
          ---------------                       --------------------------------
                                                Kim K. Bartling, Executive Vice
                                                President, Chief Operating
                                                Officer  & Treasurer

                            Section 302 Certification


I, D. Scott Ingstad, certify that:

1.   I have reviewed  this annual  report on Form 10-K of Iowa First  Bancshares
     Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003              Signature:  /s/ D. Scott Ingstad
      --------------                          ----------------------------------
                                              D. Scott Ingstad, Vice Chairman of
                                              the Board, President, and Chief
                                              Executive Officer