Form 10-Q
period 2003-03-31
IOWA FIRST BANCSHARES CORP
filed 2003-05-15
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended March 31, 2003
                                         --------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes_____ No__X___

At March 31, 2003 there were 1,424,445 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                        PAGE NO.

PART 1   Financial Information

         Item 1.   Financial Statements

                   Consolidated Condensed Balance Sheets,
                   March 31, 2003 and December 31, 2002                        3

                   Consolidated Condensed Statements of
                   Income, Three Months Ended March 31, 2003
                   and 2002                                                    4

                   Consolidated Condensed Statements of Cash Flows,
                   Three Months Ended March 31, 2003 and 2002                  5

                   Notes to Consolidated Condensed Financial Statements      6-7


         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      8-13

         Item 4.   Controls and Procedures                                    14

PART II  Other Information

         Item 4.   Submission of Matters to a Vote of Security Holders        14

         Item 6.   Exhibits and Reports on Form 8-K                           14


Signatures                                                                    15

Section 302 Certifications                                                 16-17

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                            March 31,  December 31,
                                                              2003         2002
                                                           ------------------------
               ASSETS

Cash and due from banks ................................   $  17,065    $  17,283

Interest-bearing deposits at financial institutions ....       5,580        1,791

Federal funds sold .....................................      51,022       30,600

Investment securities available for sale ...............      38,259       38,095

Loans, net of allowance for loan losses March 31, 2003,
   $3,319; December 31, 2002, $3,304 ...................     270,701      273,922

Bank premises and equipment, net .......................       6,040        5,303

Accrued interest receivable ............................       2,328        2,672

Life insurance contracts ...............................       4,003        3,953

Restricted investment securities .......................       3,957        3,957

Other assets ...........................................       1,229        1,129
                                                           ----------------------

   TOTAL ASSETS ........................................   $ 400,184    $ 378,705
                                                           ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Noninterest bearing deposits ...........................   $  45,415    $  45,293
Interest bearing deposits ..............................     246,882      225,129
                                                           ----------------------
   TOTAL DEPOSITS ......................................     292,297      270,422
Note payable ...........................................       3,300        3,300
Securities sold under agreements to
   repurchase ..........................................       6,012        6,591
Federal Home Loan Bank advances ........................      64,610       64,609
Treasury tax and loan open note ........................         495          785
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust .......................       4,000        4,000
Dividends payable ......................................         335          335
Other liabilities ......................................       1,818        1,633
                                                           ----------------------
   TOTAL LIABILITIES ...................................     372,867      351,675
                                                           ----------------------

Redeemable common stock held by employee stock
ownership plan with 401(k) provisions (KSOP) ...........       2,717        2,717
                                                           ----------------------

STOCKHOLDERS' EQUITY

Common stock ...........................................         200          200
Additional paid-in capital .............................       4,254        4,254
Retained earnings ......................................      34,477       34,195
Accumulated other comprehensive income .................       1,106        1,101
Less net cost of common shares acquired for the treasury     (12,720)     (12,720)
Less maximum cash obligation related to KSOP shares ....      (2,717)      (2,717)
                                                           ----------------------
   TOTAL STOCKHOLDERS' EQUITY ..........................      24,600       24,313
                                                           ----------------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............   $ 400,184    $ 378,705
                                                           ======================

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)
                               Three Months Ended

                                                                   March  31,
                                                                ----------------
                                                                 2003      2002
                                                                ----------------
INTEREST AND DIVIDEND INCOME:
   Loans, including fees:
     Taxable ...............................................    $4,482    $4,877
     Nontaxable ............................................        34        19
   Investment securities available for sale:
     Taxable ...............................................       256       321
     Nontaxable ............................................       193       211
   Federal funds sold ......................................       117       149
   Restricted investment securities ........................        31        26
   Other ...................................................        22        24
                                                                ----------------
        Total interest income ..............................     5,135     5,627
                                                                ----------------

INTEREST EXPENSE:
   Deposits ................................................     1,257     1,544
   Note payable ............................................        61       108
   Other borrowed funds ....................................       933     1,078
   Company obligated mandatorily redeemable preferred
     securities ............................................       103       103
                                                                ----------------
        Total interest expense .............................     2,354     2,833
                                                                ----------------

        Net interest income ................................     2,781     2,794
Provision for loan losses ..................................       370        68
                                                                ----------------

        Net interest income after provision for
        loan losses ........................................     2,411     2,726
                                                                ----------------
Other income:
   Trust department ........................................        95       104
   Service fees ............................................       348       331
   Investment securities gains, net ........................        10        72
   Other ...................................................       194       149
                                                                ----------------
        Total other income .................................       647       656
                                                                ----------------
Operating expenses:
   Salaries and employee benefits ..........................     1,266     1,225
   Occupancy expenses, net .................................       178       164
   Equipment expenses ......................................       153       186
   Office supplies, printing, and postage ..................       107        91
   Computer processing .....................................       130       121
   Advertising and business promotion ......................        30        40
   Other operating expenses ................................       336       326
                                                                ----------------
        Total operating expenses ...........................     2,200     2,153
                                                                ----------------

        Income before income taxes .........................    $  858    $1,229
Applicable income taxes ....................................       241       374
                                                                ----------------

Net income .................................................    $  617    $  855
                                                                ================

Net income per common share, basic and diluted .............    $ 0.43    $ 0.59
                                                                ================

Dividends declared per common share ........................    $ 0.24    $ 0.23
                                                                ================

Comprehensive income .......................................    $  622    $  719
                                                                ================

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 2003 and 2002
                                 (In Thousands)
                                   (Unaudited)

                                                                                     2003        2002
                                                                                   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $    617    $    855
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Proceeds from loans sold ....................................................      4,532       2,754
   Loans underwritten ..........................................................     (4,239)     (2,729)
   Gains on loans sold .........................................................        (68)        (25)
   Provision for loan losses ...................................................        370          68
   Investment securities gains, net ............................................        (10)        (72)
   Depreciation ................................................................        118         158
   Amortization of premiums and accretion of discounts
     on investment securities available for sale, net ..........................         39           6
   Net decrease in accrued interest receivable .................................        344         159
   Net (increase) decrease in other assets .....................................       (100)        161
   Net increase  in other liabilities ..........................................        182         201
                                                                                   --------------------
Net cash provided by operating activities ......................................   $  1,785    $  1,536
                                                                                   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in interest-bearing deposits at financial institutions .........     (3,789)   $   (270)
   Net increase in federal funds sold ..........................................    (20,422)    (11,800)
   Proceeds from sales, maturities, calls and paydowns of available
   for sale securities .........................................................      1,893       7,887
   Purchases of available for sale securities ..................................     (2,078)     (4,370)
   Net (increase) decrease in loans ............................................      2,626      (1,135)
   Purchases of bank premises and equipment ....................................       (855)        (56)
   Increase in cash value of life insurance contracts ..........................        (50)        (43)
                                                                                   --------------------
   Net cash (used in) investing activities .....................................   $(22,675)   $ (9,787)
                                                                                   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in noninterest bearing deposits .....................   $    122    $    (67)
   Net increase in interest bearing deposits ...................................     21,753       7,130
   Net increase (decrease) in securities sold under
     agreements to repurchase ..................................................       (579)        656
   Repayment of note payable ...................................................         --         (47)
   Net increase (decrease) in treasury tax and loan open note ..................       (290)        374
   Advances from Federal Home Loan Bank ........................................      5,150          --
   Payments of advances from Federal Home Loan Bank ............................     (5,149)     (1,722)
   Cash dividends paid .........................................................       (335)       (331)
   Proceeds from issuance of common stock ......................................         --         105
                                                                                   --------------------
   Net cash provided by financing activities ...................................   $ 20,672    $  6,098
                                                                                   --------------------

   Net (decrease) in cash and due from banks ...................................       (218)     (2,153)

Cash and due from banks:
   Beginning ...................................................................   $ 17,283    $ 14,661
                                                                                   --------------------
   Ending ......................................................................   $ 17,065    $ 12,508
                                                                                   ====================

Supplemental Disclosures of Cash Flow Information, cash payments for:
   Interest ....................................................................   $  2,285    $  2,828
   Income taxes ................................................................         --          --

Supplemental Schedule of Noncash Investing and Financing Activities:
  Change in accumulated other comprehensive income, unrealized
  gains (losses) on investment securities available for sale, net ..............          5        (136)

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

Iowa First Bancshares Corp. (the "Company") is a bank holding company headquartered in Muscatine, Iowa. The Company owns the outstanding stock of two national banks, First National Bank of Muscatine (Muscatine) and First National Bank in Fairfield (Fairfield). First National Bank of Muscatine has a total of five locations in Muscatine, Iowa. First National Bank in Fairfield has two locations in Fairfield, Iowa. Each bank is engaged in the general commercial banking business and provides full service banking to individuals and businesses, including checking, savings, money market and time deposit accounts, commercial loans, consumer loans, real estate loans, safe deposit facilities, transmitting of funds, trust services, and such other banking services as are usual and customary for commercial banks. Some of these other services include sweep accounts, lock-box deposits, debit cards, credit-related insurance, internet banking, automated teller machines, telephone banking and investment services through a third-party arrangement. The Company also owns the outstanding stock of Iowa First Capital Trust I, which was capitalized in March 2001 for the purpose of issuing Company Obligated Mandatorily Redeemable Preferred Securities.

Basis of Presentation:

The consolidated financial statements of the Company and its subsidiaries are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2002 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Reclassifications:

Certain amounts in the prior year financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform to current year presentations.

Note 2.  Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 6,000,000 shares and 500,000 shares, respectively. Basic earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Diluted earnings per share is arrived at by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period. The average number of shares of common stock outstanding for the first three months of 2003 and 2002 were 1,424,445 and 1,456,473, respectively. There were no common stock equivalents in 2003 or 2002.

Note 3.  Commitments and Contingencies

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

                                              March 31, 2003   December 31, 2002
                                              ----------------------------------

Financial instruments whose contract
  amounts represent credit risk:
  Commitments to extend credit ...........      $39,452,000        $44,521,000
  Standby letters of credit ..............        1,938,000          2,539,000

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Banks would be entitled to seek recovery from the customer. At March 31, 2003 and December 31, 2002 no amounts have been recorded as liabilities for the Banks' potential obligations under these guarantees.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $165,000 and $390,000 as of March 31, 2003 and December 31, 2002, respectively. These amounts are included in loans at the respective balance sheet dates.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:

The Company recorded net income of $617,000 for the quarter ended March 31, 2003, compared with net income of $855,000 for the quarter ended March 31, 2002, a decrease of $238,000 or 27.8%. This decrease in net income was primarily attributable to additional provision for loan losses at our Fairfield subsidiary bank. Several of Fairfield's agricultural borrowers experienced disappointing financial results during 2002 which were communicated to the bank during the first quarter of 2003, resulting in the aforementioned higher provision for loan losses expense. Basic and diluted earnings per share were $.43 during the first quarter of 2003 versus $.59 for the same quarter in 2002, a decrease of $.16 or 27.1%. The Company's annualized return on average assets for the quarter ended March 31, 2003 was .65% compared with a return of .91% for the quarter ended March 31, 2002. The Company's annualized return on average equity was 10.1% and 15.9% for the three months ended March 31, 2003 and March 31, 2002, respectively.

The distribution of average assets, liabilities and stockholder's equity and interest rates, as well as intenrest differential was as follows (dollar amounts in thousands and income and rates on a fully taxable equivalent basis using statutory tax rates in effect for the year presented):

                                                Three Months Ended            Three Months Ended
                                                  March 31, 2003                March 31, 2002
                                            ----------------------------  ---------------------------
                                                                 Average                      Average
                                            Balance    Interest    Rate   Balance   Interest   Rate
                                            ----------------------------------------------------------
Assets
  Taxable loans, net ....................   $268,640   $  4,482    6.67%  $270,308   $4,877    7.22%
  Taxable investment securities available
    for sale ............................     21,327        256    4.80%    22,377      321    5.74%
  Nontaxable investment securities and
    loans ...............................     19,377        344    7.10%    19,440      348    7.17%
  Federal funds sold ....................     43,098        117    1.09%    38,274      149    1.56%
  Restricted investment securities ......      3,957         31    3.13%     3,867       26    2.69%
  Interest-bearing deposits at financial
    institutions ........................      3,807         22    2.31%     1,801       24    5.33%
                                            -------------------           -----------------
        Total interest-earning assets ...    360,206      5,252    5.83%   356,067    5,745    6.45%
  Cash and due from banks                     14,210                        12,471
  Bank premises and equipment, net             5,762                         5,014
  Life insurance contracts                     3,978                         3,387
  Other assets                                 3,686                         3,400
                                            --------                      --------
        Total                               $387,842                      $380,339
                                            ========                      ========
Liabilities
  Deposits:
    Interest-bearing demand .............   $117,692     $   268   0.92%  $113,227   $  402    1.44%
    Time ................................    116,508         989   3.44%   115,129    1,142    4.02%
    Notes payable .......................      3,300          61   7.39%     5,825      108    7.42%
    Other borrowings ....................     72,567         933   5.22%    76,642    1,078    5.72%
    Company obligated mandatorily
      redeemable preferred securities ...      4,000         103  10.30%     4,000      103   10.30%
                                            --------------------          -----------------
        Total interest-bearning
        liabilities .....................    314,067       2,354   3.04%   314,823    2,833    3.65%
                                                        --------                     ------
  Noninterest-bearing deposits ..........     44,643                        39,739
  Other liabilities .....................      2,056                         1,667
                                            --------                      --------
        Total liabilities ...............    360,766                       356,229
  Redeemable common stock held by KSOP ..      2,717                         2,242
Stockholders' equity                          24,359                        21,868
                                            --------                      --------
        Total                               $387,842                      $380,339
                                            ========                      ========
  Net interest earnings .................                $ 2,898                      $2,911
                                                         =======                      ======
        Net annualized yield (net
        interest earnings divided by
        total interst-earning assets) ...                          3.22%                       3.27%
                                                                   =====                       =====

Nonaccruing loans are included in the average balance. Loan fees are not material.

The net interest margin decreased slightly to 3.22% during the first quarter of 2003 compared to 3.27% during the first quarter of 2002. The return on average interest-earning assets decreased 62 basis points (from 6.45% in 2002 to 5.83% in 2003) and interest paid on average interest-bearing liabilities decreased 61 basis points (from 3.65% in 2002 to 3.04% in 2003).

The prime lending rate began the year 2002 at 4.75% and ended 2002 lower at 4.25%, where it has remained for the first three months of 2003. During this period of low interest rates, increased emphasis has been given to incorporating interest rate floors on selected commercial and agricultural loans. During the first quarter of 2003 most, if not all, of such loans subject to interest rate floors were actually paying the floor rate. This resulted in the rates received on taxable loans falling slightly less than the rates paid on interest-bearing liabilities (55 basis points versus 61 basis points). Eventually, when market interest rates again rise, rates paid on interest-bearing liabilities may, for a time, increase more than rates received on taxable loans. This outcome is possible due to the loans which are subject to floor rate pricing lagging market interest rate increases until such time as the floor rate has been exceeded. The extent of this impact will depend on the amount and timing of eventual market interest rate hikes.

Rates received during the first quarter of 2003 on taxable investment securities available for sale have decreased at a faster pace than the rates paid on interest-bearing liabilities (decreases of 94 basis points and 61 basis points, respectively). This is largely due to maturities and early calls of taxable investment securities coupled with reinvestment at appreciably lower interest rates.

Rates received during the first quarter of 2003 on nontaxable investment securities available for sale and loans have decreased at a much slower pace than the rates paid on interest-bearing liabilities (decreases of 7 basis points and 61 basis points, respectively). This was due largely to a longer average duration for nontaxable investment securities available for sale and loans than the average duration for interest-bearing liabilities. Most of the nontaxable investment securities available for sale were purchased when market interest rates were higher than rates currently available. In the current interest rate environment, when taxable and nontaxable investment securities mature or are sold, called, or otherwise paid down, the reinvestment rate available is nearly always lower than the yield of the liquidating security.

The usage of wholesale funding sources (primarily Federal Home Loan Bank advances), while mitigating intermediate and long-term interest rate risk, tends to increase overall interest expense. The Company's reliance remained nearly unchanged during the first three months of 2003 on such Federal Home Loan Bank advances as a funding source. Total payments on advances of $5,149,000 were nearly identical to the $5,150,000 of new advances.

Intense competition for all types of loans and deposits tends to limit the Company's ability to control pricing and other terms when dealing with customers.

Provisions for loan losses were $370,000 for the three months ended March 31, 2003. This was $302,000 more than the first quarter of 2002. Net loan charge-offs through March 31, 2003 totaled $355,000 compared to net charge-offs of only $29,000 for the first three months of 2002. Loan quality has been negatively impacted by a variety of factors including, but not necessarily limited to, a generally sluggish economy. Specifically, the quality of the agricultural loan portfolio at our Fairfield subsidiary bank has declined.

Various strategies are being analyzed and implemented by management in an effort to improve the loan quality of the portfolio in question. While cautiously optimistic as to the likelihood of positive results emanating from the strategies being employed, management realizes that significantly improving loan quality is not normally a quick process.

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

Nonaccrual loans totaled $2,287,000 at March 31, 2003, an increase of $1,591,000 or 229% from March 31, 2002. Other real estate owned totaled $545,000, an increase of $294,000 or 117% from a year ago. Loans past due 90 days or more and still accruing totaled $614,000, which was $369,000 or 151% more than a year earlier. The allowance for possible loan losses of $3,319,000 represented 1.2% of gross loans and 96.3% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

Other income results from the charges and fees collected by the Company from its customers for various services performed, gross trust department revenue, miscellaneous other income and gains (or losses) from the sale of investment securities in the available for sale category. Total other income for the first quarter of 2003, without gains on investment securities, was $637,000; $53,000 or 9.1% more than the first quarter of 2002.

Operating expenses include all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. For the quarter ended March 31, 2003, salaries and employee benefits expense increased $41,000 or 3.3% due principally to normal cost of living and merit raises, training time for new employees and rising health care cost. Occupancy and equipment expenses decreased $19,000 or 5.4% primarily as a result of lower depreciation charges. Office supplies and related expenses increased a modest $16,000. Computer processing increased $9,000 or 7.4% as additional costs associated with enhanced communications and disaster recovery contracts were recognized. Finally, other operating expenses increased $10,000 or 3.1% largely due to the impact of higher insurance premiums and losses on improperly endorsed checks. Total operating expenses increased $47,000 or 2.2% during the first quarter of 2003 versus the same quarter last year.

Income tax expense for the quarter ended March 31, 2003 of $241,000 represented 28.1% of income before taxes. The comparable quarter last year was 30.4% of income before tax. This decline in income tax expense as a percentage of income before taxes is largely the result of a higher portion of pretax income comprised of nontaxable income in 2003 than 2002.

The efficiency ratio, defined as noninterest expense, excluding the provision for loan losses, as a percent of net interest income plus noninterest income, was 64.2% and 62.4% for the three months ended March 31, 2003 and 2002, respectively. The primary reasons for this change in the efficiency ratio are discussed above.

Discussion and Analysis of Financial Condition

The Company's total assets at March 31, 2003, were $400,184,000, an increase of $21,479,000 or 5.7% from December 31, 2002. As of March 31, 2003, the Company had $51,022,000 of federal funds sold compared to $30,600,000 at December 31, 2002. Additionally, interest-bearing deposits at financial institutions (primarily fully FDIC insured certificates of deposit with original maturities of two years or less and interest-bearing demand accounts at various banking institutions) totaled $5,580,000 versus $1,791,000 at December 31, 2002. This increase was primarily the result of higher yields available on such certificates of deposit than could be obtained in the federal funds market. Federal funds sold and other liquid assets have been higher the past few quarters than the Company would historically consider normal. These liquid assets may be used to fund future loan growth, deposit or other liability outflows, purchases of investment securities available for sale when interest rates again rise, or various other purposes as identified by management.

Total available for sale securities increased $164,000 or 0.4% during the first three months of 2003 to total $38,259,000 at March 31, 2003. The Banks emphasize purchase of securities with maturities of five years and less as such purchases typically offer reasonable yields with limited credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities are owned in order to enhance overall portfolio yield without significantly increasing risk. In the low interest rate environment which continued during the first three months of 2003, the banks limited their purchases of securities to approximately the total of securities that were sold, matured, called, or paid down. Furthermore, most of the securities that were purchased had relatively short maturities or likely early call dates. Securities sold during the quarter ended March 31, 2003 of $257,000 resulted in net gains recognized totaling $10,000.

Net loans totaled $270,701,000 at March 31, 2003, a decrease of $3,221,000 or 1.2% from December 31, 2002. Competition for high-quality loans remains intense, particularly in the small consumer and residential real estate loan categories.

Total deposits at March 31, 2003, were $292,297,000, an increase of $21,875,000 or 8.1% from the balance at December 31, 2002. Certificates of deposit represented on average for the three months ended March 31, 2003, approximately 42% of total deposits. Interest-bearing demand deposits, comprised of savings, money market and NOW accounts, represented another 42% of average deposits. The final 16% of average deposits were in noninterest-bearing accounts. Securities sold under agreements to repurchase decreased $579,000 to $6,012,000, and advances borrowed from the Federal Home Loan Bank remained nearly identical to year-end 2002, totaling $64,610,000 at quarter end.

Note payable of $3,300,000 at March 31, 2003, was unchanged from December 31, 2002. This note balloons during the second quarter of 2003 and will be refinanced at a variable rate considerably lower than its current fixed rate of over 7.35%. Indications are this variable rate revolving five-year term note will be priced at Prime less one percent, with a floor of 3.25% and a ceiling of 5.25%.

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At March 31, 2003, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range and, thus, the Company is theoretically positioned to benefit from a decline in interest rates within the next year.

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at March 31, 2003, were $292,297,000 or 73.0% of total liabilities and equity.

Federal funds sold overnight totaled $51,022,000 or 12.7% of March 31, 2003, total assets. These federal funds sold may be used to fund loans as well as deposit withdrawals, or for other purposes as defined by management.

Securities available for sale with a fair value totaling $38,259,000 at quarter-end included net unrealized gains of $1,764,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by management.

Capital

Stockholders' equity increased $287,000 (1.2%) during the three months ended March 31, 2003. This increase included net income of $617,000, growth of $5,000 in accumulated other comprehensive income, and $335,000 of dividends declared to shareholders.

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

A comparison of the Company's capital as of March 31, 2003 with the requirements to be considered adequately capitalized and well capitalized is presented below.

                                                            For Capital
                                              Actual      Adequacy Purposes

Total capital to risk-weighted assets         12.3%           8.00%
Tier 1 capital to risk-weighted assets        11.1%           4.00%
Tier 1 capital to average assets               7.7%           4.00%

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

A substantial first floor remodeling of the Muscatine subsidiary bank's main bank building in downtown Muscatine, Iowa, recently has been completed on time and budget.

Subsequent to March 31, 2003, in May 2003, the Company completed construction of and opened a new branch, designed to enhance its market presence in Muscatine, Iowa. This branch is located on a major thoroughfare and retail area, Highway 61, on the northeast side of Muscatine. The branch offers a wide variety of banking services in its 3,000 square feet of space. In addition to deposit products, the new branch also offers consumer and real estate lending services. A traditional inside four person teller line and four drive-up teller lanes are complemented by freestanding twenty-four hour ATM services.

The Company has in the past purchased, and is authorized under an existing stock repurchase plan to buy in the future, shares of its outstanding common stock for the treasury as they become available. However, pursuant to the stock repurchase plan approved by the Board of Directors, no shares were purchased by the Company during the first quarter of 2003.

Current Accounting Developments

The Financial Accounting Standards Board has issued Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of the Statement is not expected to have a material impact on the consolidated financial statements.

The Financial Accounting Standards Board has issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of the Interpretation had no impact on the Company's consolidated financial statements. The disclosure requirements of the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in the consolidated financial statements for December 31, 2002 and these interim financial statements for the period ending March 31, 2003.

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

Item 4.  Controls and Procedures

During the 90-day period prior to the filing date of this report, management, including the Company's Executive Vice President, Chief Operating Officer & Treasurer and Chairman of the Board, President and CEO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, management concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

                            Part II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of the Company held at its offices on April 17, 2003, the shareholders elected the following individuals to the Board of Directors for the indicated terms:

                    Votes in Favor   Votes Against  Votes Abstain         Term
--------------------------------------------------------------------------------

Kim K. Bartling       1,220,442           0              3,510           3 Years
Larry L. Emmert       1,223,142           0                810           3 Years
David R. Housley      1,223,142           0                810           3 Years
Richard L. Shepley    1,222,179           0              1,773           3 Years

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              Exhibit 99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              Exhibit 99.2 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K.

              A Form 8-K was filed on January 22, 2003 and consisted of a press release discussing financial results of the Company for the quarter and year ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             IOWA FIRST BANCSHARES CORP.

                                 (Registrant)


May 15, 2003                 /s/ D. Scott Ingstad
----------------             -------------------------------
Date                         D. Scott Ingstad, Chairman
                             Of the Board, President and CEO


May 15, 2003                 /s/ Kim K. Bartling
----------------             -------------------------------
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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003       Signature:  /s/ Kim K. Bartling
       ---------------                ------------------------------------------
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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003     Signature:  /s/ D. Scott Instad
      -------------                ---------------------------------------------
                                   D. Scott Ingstad, Vice Chairman of the
                                   Board, President, and Chief Executive Officer