Form 10-Q
period 2003-06-30
IOWA FIRST BANCSHARES CORP
filed 2003-08-14
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended June 30, 2003
                                         -------------

                              OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from _________________ to __________________

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At June 30, 2003 there were 1,420,445 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                        PAGE NO.

PART 1    Financial Information

          Item 1.   Financial Statements

                    Consolidated Condensed Balance Sheets,
                    June 30, 2003 and December 31, 2002                        1

                    Consolidated Condensed Statements of
                    Income, Three and Six Months Ended
                    June 30, 2003 and 2002                                     2

                    Consolidated Condensed Statements of
                    Cash Flows, Six Months Ended
                    June 30, 2003 and 2002                                     3

                    Notes to Consolidated Condensed
                    Financial Statements                                     4-5


         Item 2.    Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                              6-16

         Item 4.    Controls and Procedures                                   17

PART II   Other Information

         Item 6.    Exhibits and Reports on Form 8-K                          17


Signatures                                                                    18

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                         (Unaudited)
                                                           June 30,    December 31,
                                                             2003         2002
                                                         --------------------------
               ASSETS
Cash and due from banks ................................   $ 13,653     $ 17,283

Interest-bearing deposits at financial institutions ....      6,641        1,791

Federal funds sold .....................................     47,035       30,600

Investment securities available for sale ...............     37,415       38,095

Loans, net of allowance for loan losses June 30,
  2003, $3,355; December 31, 2002, $3,304 ..............    271,383      273,922

Bank premises and equipment, net .......................      6,659        5,303

Accrued interest receivable ............................      2,180        2,672

Life insurance contracts ...............................      4,053        3,953

Restricted investment securities .......................      3,957        3,957

Other assets ...........................................      1,102        1,129
                                                           ---------------------
   TOTAL ASSETS ........................................   $394,078     $378,705
                                                           =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
            LIABILITIES
Noninterest bearing deposits ...........................   $ 46,146     $ 45,293
Interest bearing deposits ..............................    245,231      225,129
                                                           ---------------------
   TOTAL DEPOSITS ......................................    291,377      270,422
Note payable ...........................................      3,300        3,300
Securities sold under agreements to repurchase .........      5,003        6,591
Federal Home Loan Bank advances ........................     59,752       64,609
Treasury tax and loan open note ........................        697          785
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust .......................      4,000        4,000
Dividends payable ......................................        334          335
Other liabilities ......................................      1,724        1,633
                                                           ---------------------
   TOTAL LIABILITIES ...................................    366,187      351,675
                                                           ---------------------
Redeemable common stock held by employee stock
ownership plan with 401(k) provisions (KSOP) ...........      2,717        2,717
                                                           ---------------------

STOCKHOLDERS' EQUITY
Common stock ...........................................        200          200
Additional paid-in capital .............................      4,254        4,254
Retained earnings ......................................     35,087       34,195
Accumulated other comprehensive income .................      1,177        1,101
Less net cost of common shares acquired for the treasury    (12,827)     (12,720)
Less maximum cash obligation related to KSOP shares ....     (2,717)      (2,717)
                                                           ---------------------
   TOTAL STOCKHOLDERS' EQUITY ..........................     25,174       24,313
                                                           ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............   $394,078     $378,705
                                                           =====================

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                Three Months Ended   Six Months Ended
                                                     June  30,           June 30,
                                                --------------------------------------
                                                   2003     2002      2003      2002
                                                --------------------------------------
INTEREST AND DIVIDEND INCOME:
   Loans, including fees:
     Taxable .................................   $ 4,435   $ 4,950   $ 8,917   $ 9,827
     Nontaxable ..............................        25        24        59        43
   Investment securities available for sale:
     Taxable .................................       247       294       503       615
     Nontaxable ..............................       183       207       376       418
   Federal funds sold ........................       141       128       258       277
   Restricted investment securities ..........        30        31        61        57
   Other .....................................        29        20        51        44
                                                 -------------------------------------
      Total interest income ..................     5,090     5,654    10,225    11,281
                                                 -------------------------------------

INTEREST EXPENSE:
   Deposits ..................................     1,229     1,495     2,486     3,039
   Note payable ..............................        39        75       100       183
   Other borrowed funds ......................       880     1,043     1,813     2,121
   Company obligated mandatorily redeemable
      preferred securities ...................       103       103       206       206
                                                 -------------------------------------
     Total interest expense ..................     2,251     2,716     4,605     5,549
                                                 -------------------------------------

   Net interest income .......................     2,839     2,938     5,620     5,732
Provision for loan losses ....................        90       167       460       235
                                                 -------------------------------------
   Net interest income after provision for
     loan losses .............................     2,749     2,771     5,160     5,497
                                                 -------------------------------------
Other income:
   Trust department ..........................        95       103       190       207
   Service fees ..............................       415       375       763       706
   Investment securities gains, net ..........        12         8        22        80
   Other .....................................       243       133       437       282
                                                 -------------------------------------
     Total other income ......................       765       619     1,412     1,275
                                                 -------------------------------------
Operating expenses:
   Salaries and employee benefits ............     1,218     1,193     2,484     2,418
   Occupancy expenses, net ...................       164       167       342       331
   Equipment expenses ........................       179       177       332       363
   Office supplies, printing, and postage ....        85        90       192       181
   Computer processing .......................       135       116       265       237
   Advertising and business promotion ........        49        41        79        81
   Other operating expenses ..................       350       348       686       674
                                                 -------------------------------------
    Total operating expenses .................     2,180     2,132     4,380     4,285
                                                 -------------------------------------
   Income before income taxes ................   $ 1,334   $ 1,258   $ 2,192   $ 2,487
Applicable income taxes ......................       390       389       631       763
                                                 -------------------------------------
Net income ...................................   $   944   $   869   $ 1,561   $ 1,724
                                                 =====================================

Net income per common share, basic and diluted   $  0.67   $  0.60   $  1.10   $  1.19
                                                 =====================================

Dividends declared per common share ..........   $  0.24   $  0.23   $  0.47   $  0.46
                                                 =====================================

Comprehensive income .........................   $ 1,015   $ 1,146   $ 1,637   $ 1,865
                                                 ====================================

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 For The Six Months Ended June 30, 2003 and 2002
                                 (In Thousands)
                                   (Unaudited)

                                                                            2003       2002
                                                                         --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...........................................................   $  1,561    $  1,724
Adjustments to reconcile net income to net cash
  provided  by  operating activities:
   Proceeds from loans sold ..........................................      9,800       3,970
   Loans underwritten ................................................    (10,268)     (3,927)
   Gains on  loans sold ..............................................       (145)        (43)
   Provision for loan losses .........................................        460         235
   Investment securities gains, net ..................................        (22)        (80)
   Depreciation ......................................................        259         311
   Amortization of premiums and accretion of discounts
     on investment securities available for sale, net ................         95          14
   Net decrease in accrued interest receivable .......................        492         403
   Net (increase) decrease in other assets ...........................         27        (347)
   Net increase  in other liabilities ................................         44          77
                                                                          --------------------
Net cash provided by operating activities ............................    $ 2,303    $  2,337
                                                                          --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in interest-bearing deposits at financial institut$ons     (4,850)   $   (528)
   Net (increase) decrease in federal funds sold .....................    (16,435)      5,415
   Proceeds from sales, maturities, calls and paydowns of available
   for sale securities ...............................................      4,767      14,534
   Purchases of available for sale securities ........................     (4,037)     (7,990)
   Net (increase) decrease in loans ..................................      2,692      (5,633)
   Purchases of bank premises and equipment ..........................     (1,615)       (159)
   Purchases of life insurance contracts .............................         --        (405)
   Increase in cash value of life insurance contracts ................       (100)        (88)
   Purchases of restricted investment securities .....................         --         (43)
                                                                         --------------------
   Net cash provided by (used in) investing activities ...............   $(19,578)   $  5,103
                                                                         --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in noninterest bearing deposits ......................   $    853    $     20
   Net increase in interest bearing deposits .........................     20,102          31
   Net (decrease) in securities sold under
     agreements to repurchase ........................................     (1,588)       (155)
   Repayment of note payable .........................................     (3,324)     (2,119)
   Proceeds from note payable ........................................      3,324          --
   Net increase (decrease) in treasury tax and loan open note ........        (88)        295
   Advances from Federal Home Loan Bank ..............................      9,550       1,000
   Payments of advances from Federal Home Loan Bank ..................    (14,407)     (5,649)
   Cash dividends paid ...............................................       (670)       (663)
   Purchases of common stock for the treasury ........................       (107)       (430)
   Proceeds from issuance of common stock ............................         --         105
                                                                         --------------------
   Net cash provided by (used in)financing activities ................   $ 13,645    $ (7,565)
                                                                         --------------------

   Net (decrease) in cash and due from banks .........................     (3,630)       (125)

Cash and due from banks:
   Beginning .........................................................   $ 17,283    $ 14,661
                                                                         --------------------
   Ending ............................................................   $ 13,653    $ 14,536
                                                                         ====================

Supplemental Disclosures of Cash Flow Information, cash payments for:
      Interest .......................................................   $  4,676    $  5,669
      Income taxes ...................................................        697         721
Supplemental Schedule of Noncash Investing and Financing Activities:
  Change in accumulated other comprehensive income, unrealized
  gains on investment securities available for sale, net .............         76         141

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

Basis of Presentation:

The consolidated financial statements of the Company and its subsidiaries are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2002 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Reclassifications:

Certain amounts in the prior year financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform to current year presentations.

Note 2.  Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 6,000,000 shares and 500,000 shares, respectively. Basic earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Diluted earnings per share is arrived at by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period. The average number of shares of common stock outstanding for the three and six months ended June 30, 2003 were 1,418,983 and 1,423,214, respectively. The average number of shares of common stock outstanding for the three and six months ended June 30, 2002 were 1,440,800 and 1,448,637, respectively. There were no common stock equivalents in 2003 or 2002.

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

                                                        June 30,    December 31,
                                                          2003          2002
                                                      --------------------------
Financial instruments whose contract
  amounts represent credit risk:
  Commitments to extend credit ...................    $35,667,000   $44,521,000
  Standby letters of credit ......................      1,677,000     2,539,000

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Banks would be entitled to seek recovery from the customer. At June 30, 2003 and December 31, 2002 no amounts have been recorded as liabilities for the Banks' potential obligations under these guarantees.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $1,003,000 and $390,000 as of June 30, 2003 and December 31, 2002, respectively. These amounts are included in loans at the respective balance sheet dates.

Results of Operations:

Quarter ended June 30, 2003 compared with quarter ended June 30, 2002:

The Company recorded net income of $944,000 for the quarter ended June 30, 2003, compared with net income of $869,000 for the quarter ended June 30, 2002, an increase of $75,000 or 8.6%. This increase in net income, despite a decline in net interest income, resulted from lower provision for loan losses during the second quarter of 2003 than experienced the second quarter of 2002. Additionally, noninterest income was substantially higher in the quarter ended June 30, 2003 than the quarter ended June 30, 2002.

Basic and diluted earnings per share were $.67 for the three months ended June 30, 2003, $.07 or 11.7% greater than the same period in 2002. The Company's annualized return on average assets for the second quarter of 2003 was .95% compared to .92% during the second quarter of the prior year. The Company's annualized return on average equity for the three months ended June 30, 2003 and June 30, 2002 was 15.2% and 14.7%, respectively.

The distribution of average assets, liabilities and stockholders' equity and intrest rates, as well as interest differential was as follows (dollar amounts in thousands and income and rates on a fully taxable equivalent basis using staturory tax rates in effect for the year presented):

                             Three Months Ended       Three Months Ended
                               June 30, 2003             June 30, 2002
                          ------------------------  ------------------------
                                           Average                   Average
                          Balance  Interest  Rate   Balance  Interest  Rate
                          --------------------------------------------------
Assets
  Taxable loans, net .... $270,395  $4,435   6.56%  $276,891  $4,950  7.15%
  Taxable investment
    securities available
    for sale ............   21,903     247   4.51%    21,182     294  5.55%
  Nontaxable investment
    securities and loans    18,131     315   6.95%    19,319     350  7.25%
  Federal funds sold ....   51,271     141   1.10%    30,658     128  1.67%
  Restricted investment
    securities ..........    3,957      30   3.03%     3,890      31  3.19%
  Interest-bearing
    deposits at financial
    institutions ........    5,166      29   2.25%     2,188      20  3.66%
                          ----------------          ----------------
        Total interest-
        earning assets ..  370,823   5,197   5.61%   354,128   5,773  6.52%
                                    ------                    ------
  Cash and due from banks   13,845                    13,449
  Bank premises and
    equipment, net ......    6,498                     4,913
  Life insurance
    contracts ...........    4,031                     3,518
  Other assets ..........    3,498                     3,391
                          --------                  --------
        Total ........... $398,695                  $379,399
                          ========                  ========
Liabilities
  Deposits:
    Interest-bearing
      demand.. .......... $134,976  $  274   0.81%  $117,229  $  402  1.37%
    Time ................  114,833     955   3.34%   112,671   1,093  3.89%
  Note payable ..........    3,300      39   4.73%     4,050      75  7.41%
  Other borrowings ......   69,102     880   5.11%    73,237   1,043  5.71%
  Company obligated
    mandatorily redeemable
    preferred securities     4,000     103  10.30%     4,000     103 10.30%
                          ----------------          ----------------
        Total interest-
          bearing
          liabilities....   326,211   2,251  2.77%   311,187   2,716  3.49%
  Noninterest-bearing
    deposits   ..........    42,811                   40,235
  Other liabilities .....     2,020                    1,958
                           --------                  -------
        Total
        liabilities ....    371,042                  353,380
  Redeemable common
    stock held by
    KSOP ...............      2,717                    2,242
Stockholders' Equity ...     24,936                   23,777
                           --------                 --------
        Total ..........   $398,695                 $379,399
                           ========                 ========
Net interest earnings ..             $2,946                    $3,057
                                     ======                    ======
Net Annualized Yield (net
  interest earnings
  divided by total
  interest-earning
  assets) .............                      3.18%                     3.45%
                                             =====                     =====

Nonaccruing loans are included in the average balance. Loan fees are not material.

The net interest margin continues to be pressured as evidenced by a decrease to 3.18% during the second quarter of 2003 compared to 3.45% during the second quarter of 2002. The return on average interest-earning assets decreased 91 basis points (from 6.52% in 2002 to 5.61% in 2003) and interest paid on average interest-bearing liabilities decreased 72 basis points (from 3.49% in 2002 to 2.77% in 2003).

The prime lending rate began the year 2002 at 4.75% and ended 2002 lower at 4.25%; it subsequently dropped to 4.00% as of late June 2003. This is the lowest prime lending rate in several decades. During this period of historically low interest rates, increased emphasis has been given to incorporating interest rate floors on selected commercial and agricultural loans. During the first two quarters of 2003 most, if not all, of such loans subject to interest rate floors were actually paying the floor rate. This resulted in the rates received on taxable loans during the second quarter of 2003, compared to the second quarter of 2002, falling somewhat less than the rates paid on interest-bearing liabilities (59 basis points versus 72 basis points). Eventually, when market interest rates again rise, rates paid on interest-bearing liabilities may, for a time, increase more than rates received on taxable loans. This outcome is possible due to the loans which are subject to floor rate pricing lagging market interest rate increases until such time as the floor rate has been exceeded. The extent of this impact will depend on the amount and timing of eventual market interest rate hikes.

Rates received on taxable investment securities available for sale have decreased during the second quarter of 2003 versus the second quarter of 2002 at a faster pace than the rates paid on interest-bearing liabilities (decreases of 104 basis points and 72 basis points, respectively). This is largely due to maturities and early calls of taxable investment securities coupled with reinvestment at appreciably lower interest rates. This portfolio, however, with an average maturity of less than four years, had an interest rate return during the quarter similar to that of thirty year treasury securities.

Rates received during the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 on nontaxable investment securities available for sale and loans decreased at a much slower pace than the rates paid on interest-bearing liabilities (decreases of 30 basis points and 72 basis points, respectively). This was due largely to a longer average duration for nontaxable investment securities available for sale and loans than the average duration for interest-bearing liabilities. Most of the nontaxable investment securities available for sale were purchased when market interest rates were higher than rates currently available. In the current interest rate environment, when taxable and nontaxable investment securities mature or are sold, called, or otherwise paid down, the reinvestment rate available is nearly always lower than the yield of the liquidating security.

The usage of wholesale funding sources (primarily Federal Home Loan Bank advances), while mitigating intermediate and long-term interest rate risk, tends to increase overall interest expense. The Company's average rate paid for such Federal Home Loan Bank advances was reduced by 60 basis points when comparing the second quarter of 2003 with the second quarter of 2002.

Intense competition for all types of loans and deposits tends to limit the Company's ability to control pricing and other terms when dealing with customers.

Provisions for loan losses were $90,000 for the three months ended June 30, 2003. This was $77,000 less than the second quarter of 2002. Net loan charge-offs for the quarter ended June 30, 2003 totaled $54,000 compared to net charge-offs of $74,000 for the same quarter in 2002.

Loan quality has been negatively impacted by a variety of factors including, but not necessarily limited to, a generally sluggish economy. Specifically, the quality of the agricultural loan portfolio at the Company's Fairfield subsidiary bank has declined, resulting in larger than normal first quarter 2003 provision for loan losses.

Various strategies are being implemented by management in an effort to improve the loan quality of the portfolio in question. These strategies include obtaining government guarantees for portions of certain identified loans, increasing monitoring efforts over the loan portfolio in general and past due loans in particular, as well as a renewed focus on taking appropriate corrective actions with borrowers who are not fulfilling their contractual obligations. While cautiously optimistic as to the likelihood of positive results emanating from the strategies being employed, management realizes that significantly improving loan quality is not normally a quick process.

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

Nonaccrual loans totaled $2,182,000 at June 30, 2003, an increase of $768,000 or 54.3% from June 30, 2002. Other real estate owned totaled $391,000, a decrease of $144,000 or 26.9% from a year ago. Loans past due 90 days or more and still accruing totaled $592,000, which was $447,000 or 308% more than a year earlier. The allowance for possible loan losses of $3,355,000 represented 1.2% of gross loans and 106% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

Other income results from the charges and fees collected by the Company from its customers for various services performed, gross trust department revenue, miscellaneous other income and gains (or losses) from the sale of investment securities in the available for sale category. Total other income for the second quarter of 2003, without gains on investment securities, was $753,000; $142,000 or 23.2% more than the second quarter of 2002.

Operating expenses include all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. For the quarter ended June 30, 2003, salaries and employee benefits expense increased $25,000 or 2.1% due principally to normal cost of living and merit raises, training time for new employees and rising health care cost. Occupancy and equipment expenses decreased $1,000 or 0.3%. Office supplies and related expenses decreased $5,000 or 5.6%. Computer processing increased $19,000 or 16.4% as additional costs associated with enhanced communications, marketing applications and disaster recovery contracts were recognized. Finally, other operating expenses increased only $2,000 or 0.6% due largely to management's focus on controlling noninterest operating expenses. Total operating expenses increased a modest $48,000 or 2.3% during the second quarter of 2003 versus the same quarter last year.

Income tax expense for the quarter ended June 30, 2003 of $390,000 represented 29.2% of income before taxes. The comparable quarter last year was 30.9% of income before tax.

The efficiency ratio, defined as noninterest expense, excluding the provision for loan losses, as a percent of net interest income plus noninterest income, was 60.5% and 59.9% for the three months ended June 30, 2003 and 2002, respectively. The primary reasons for this change in the efficiency ratio are discussed above.

Results of Operations:

Six months ended June 30, 2003 compared with six months ended June 30, 2002:

The Company recorded net income of $1,561,000 for the six months ended June 30, 2003, compared with net income of $1,724,000 for the same period in 2002, a decrease of $163,000 or 9.5%. This decrease in net income was primarily attributable to higher provision for loan losses during the first six months of 2003 than experienced in 2002. Additionally, net interest income for the first two quarters of 2003 was lower than the comparable period in 2002.

Basic and diluted earnings per share were $1.10 for the six months ended June 30, 2003, $.09 or 7.6% less than the same period in 2002. The Company's annualized return on average assets for the first two quarters of 2003 was .80% compared to .91% during the same quarters of the prior year. The Company's annualized return on average equity for the six months ended June 30, 2003 and June 30, 2002 was 12.7% and 14.8%, respectively.

The distribution of average assets, liabilities and stockholders' equity and intrest rates, as well as interest differential was as follows (dollar amounts in thousands and income and rates on a fully taxable equivalent basis using staturory tax rates in effect for the year presented):

                              Six Months Ended         Six Months Ended
                               June 30, 2003             June 30, 2002
                          ------------------------  ------------------------
                                           Average                   Average
                          Balance  Interest  Rate   Balance  Interest  Rate
                          --------------------------------------------------
Assets
  Taxable loans, net .... $269,522  $8,917   6.62%  $273,617  $9,827  7.18%
  Taxable investment
    securities available
    for sale ............   21,616     503   4.65%    21,777     615  5.65%
  Nontaxable investment
    securities and loans    18,750     659   7.03%    19,379     698  7.20%
  Federal funds sold ....   47,207     258   1.09%    34,445     277  1.61%
  Restricted investment
    securities ..........    3,957      61   3.08%     3,879      57  2.94%
  Interest-bearing
    deposits at financial
    institutions ........    4,490      51   2.27%     2,662      44  3.31%
                          ----------------          ----------------
        Total interest-
        earning assets ..  365,542  10,449   5.72%   355,759  11,518  6.48%
                                    ------                    ------
  Cash and due from banks   14,027                    13,143
  Bank premises and
    equipment, net ......    6,129                     4,958
  Life insurance
    contracts ...........    4,005                     3,453
  Other assets ..........    3,744                     3,459
                          --------                  --------
        Total ........... $393,447                  $380,772
                          ========                  ========
Liabilities
  Deposits:
    Interest-bearing
      demand............. $126,382  $  542   0.86%  $115,239  $  805  1.40%
    Time ................  115,666   1,944   3.39%   113,893   2,235  3.96%
  Note payable ..........    3,300     100   6.06%     4,950     183  7.39%
  Other borrowings ......   70,825   1,813   5.16%    74,930   2,120  5.71%
  Company obligated
    mandatorily redeemable
    preferred securities     4,000     206  10.30%     4,000     206 10.30%
                          ----------------          ----------------
        Total interest-
          bearing
          liabilities...   320,173   4,605   2.90%   313,012   5,549  3.58%
  Noninterest-bearing
    deposits ...........    43,720                    39,988
  Other liabilities ....     2,021                     2,034
                          --------                  --------
        Total
        liabilities ....   365,914                   355,034
  Redeemable common
    stock held by
    KSOP ...............     2,717                     2,242
Stockholders' Equity ...    24,816                    23,496
                          --------                  --------
        Total ..........  $393,447                  $380,772
                          ========                  ========
Net interest earnings ..            $5,844                    $5,969
                                    ======                    ======
Net Annualized Yield (net
  interest earnings
  divided by total
  interest-earning
  assets) ..............                     3.20%                     3.36%
                                             =====                     =====

The net interest margin declined to 3.20% from 3.36% for the six month periods ended June 30, 2003 and June 30, 2002, respectively. The return on average interest-earning assets decreased 76 basis points (from 6.48% in 2002 to 5.72% in 2003) and interest paid on average interest-bearing liabilities decreased 65 basis points (from 3.55% in 2002 to 2.90% in 2003).

The rates received on taxable loans during the first six months of 2003, compared to the first six months of 2002, declined somewhat less than the rates paid on interest-bearing liabilities (56 basis points versus 65 basis points). Eventually, when market interest rates again rise, rates paid on interest-bearing liabilities may, for a time, increase more than rates received on taxable loans. This outcome is possible due to the loans which are subject to floor rate pricing lagging market interest rate increases until such time as the floor rate has been exceeded. The extent of this impact will depend on the amount and timing of eventual market interest rate hikes.

Rates received on taxable investment securities available for sale have decreased during the first two quarters of 2003 versus the same quarters in 2002 at a faster pace than the rates paid on interest-bearing liabilities (decreases of 100 basis points and 65 basis points, respectively). This is largely due to maturities and early calls of taxable investment securities coupled with reinvestment at appreciably lower interest rates.

Rates received during the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 on nontaxable investment securities available for sale and loans decreased at a much slower pace than the rates paid on interest-bearing liabilities (decreases of 17 basis points and 65 basis points, respectively). This was due largely to a longer average duration for nontaxable investment securities available for sale and loans than the average duration for interest-bearing liabilities. Most of the nontaxable investment securities available for sale were purchased when market interest rates were higher than rates currently available. In the current interest rate environment, when taxable and nontaxable investment securities mature or are sold, called, or otherwise paid down, the reinvestment rate available is nearly always lower than the yield of the liquidating security.

The usage of wholesale funding sources (primarily Federal Home Loan Bank advances), while mitigating intermediate and long-term interest rate risk, tends to increase overall interest expense. The Company's average rate paid for such Federal Home Loan Bank advances was reduced by 50 basis points when comparing the first two quarters of 2003 with 2002.

Intense competition for all types of loans and deposits tends to limit the Company's ability to control pricing and other terms when dealing with customers.

Provisions for loan losses were $460,000 for the six months ended June 30, 2003. This was $225,000 more than the provision for loan losses during the first six months of 2002. Net loan charge-offs for the six month period ended June 30, 2003 totaled $409,000 compared to net charge-offs of $103,000 for the same time frame in 2002.

As previously discussed, various strategies are being implemented by management in an effort to improve loan quality. These strategies include obtaining government guarantees for portions of certain identified loans, increasing monitoring efforts over the loan portfolio in general and past due loans in particular, as well as a renewed focus on taking appropriate corrective actions with borrowers who are not fulfilling their contractual obligations. While cautiously optimistic as to the likelihood of positive results emanating from the strategies being employed, management realizes that significantly improving loan quality is not normally a quick process.

Other income results from the charges and fees collected by the Company from its customers for various services performed, gross trust department revenue, miscellaneous other income and gains (or losses) from the sale of investment securities in the available for sale category. Total other income for the first six months of 2003, without gains on investment securities, was $1,390,000; $195,000 or 16.3% more than the same period in 2002.

Operating expenses include all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. For the two quarters ended June 30, 2003 compared to the two quarters ended June 30, 2002, salaries and employee benefits expense increased $66,000 or 2.7% due principally to normal cost of living and merit raises, training time for new employees and rising health care cost. Occupancy and equipment expenses decreased $20,000 or 2.9%. Office supplies and related expenses increased $11,000 or 6.1% and computer processing increased $28,000 or 11.8%. Finally, other operating expenses increased only $12,000 or 1.8% due largely to management's focus on controlling noninterest operating expenses. Total operating expenses increased $95,000 or 2.2% during the first two quarters of 2003 versus the same time frame last year.

Income tax expense for the six months ended June 30, 2003 of $631,000 was $132,000 or 17.3% less than the prior year. This decrease was primarily attributable to decreased net income generated in 2003 than 2002, and a reduction in the effective tax rate for 2003 of 28.8% versus 30.7% in 2002.

The efficiency ratio, defined as noninterest expense, excluding the provision for loan losses, as a percent of net interest income plus noninterest income, was 62.3% and 61.2% for the six months ended June 30, 2003 and 2002, respectively. The primary reasons for this change in the efficiency ratio are discussed above.

Discussion and Analysis of Financial Condition

The Company's assets at June 30, 2003 totaled $394,078,000, an increase of $15,373,000 or 4.1% from December 31, 2002. As of June 30, 2003, the Company had $47,035,000 of federal funds sold compared to $30,600,000 at December 31, 2002. Additionally, interest-bearing deposits at financial institutions (primarily fully FDIC insured certificates of deposit with original maturities of three years or less and interest-bearing demand accounts at various banking institutions) totaled $6,641,000 versus $1,791,000 at December 31, 2002. This increase was primarily the result of higher yields available on such certificates of deposit than could be obtained in the federal funds and treasury securities markets. Federal funds sold and other liquid assets have been higher the past several quarters than the Company would historically consider normal. These liquid assets may be used to fund future loan growth, deposit or other liability outflows, purchases of investment securities available for sale when interest rates again rise, or various other purposes as identified by management.

Total available for sale securities decreased $680,000 or 1.8% during the first six months of 2003 to total $37,415,000 at June 30, 2003. The Banks emphasize purchase of securities with maturities of five years and less as such purchases typically offer reasonable yields with limited credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities are owned in order to enhance overall portfolio yield without significantly increasing risk. In the low interest rate environment which continued during the first six months of 2003, the banks limited their purchases of securities to approximately the total of securities that were sold, matured, called, or paid down. Furthermore, most of the securities that were purchased had relatively short maturities or likely early call dates. Securities sold thus far in 2003 totaled $516,000 and resulted in net gains recognized of $22,000.

Net loans totaled $271,383,000 at June 30, 2003, a decrease of $2,539,000 or 0.9% from December 31, 2002. Competition for high-quality loans remains intense, particularly in the small consumer and residential real estate loan categories. Refinancing of home loans, fueled by historically low interest rates, continues at a rapid pace. The Company sells many of these loans in the secondary market. However, the loans which are sold, as well as the loans remaining in the Company's portfolio but refinance at lower rates, combine to put pressure on loan yields and the volume of home loans on the balance sheet.

Total deposits at June 30, 2003, were $291,377,000, an increase of $20,955,000 or 7.8% from the balance at December 31, 2002. Certificates of deposit represented on average for the six months ended June 30, 2003, approximately 41% of total deposits. Interest-bearing demand deposits, comprised of savings, money market and NOW accounts, represented another 44% of average deposits. The final 15% of average deposits were in noninterest-bearing accounts. Securities sold under agreements to repurchase decreased $1,588,000 to $5,003,000, and advances borrowed from the Federal Home Loan Bank declined by $4,857,000 from year-end 2002, totaling $59,752,000 at quarter end.

The note payable balance of $3,300,000 at June 30, 2003, was identical to the December 31, 2002 balance. This note was refinanced during the second quarter of 2003. The new variable rate revolving five-year term note is priced at Prime less one percent, with a floor of 3.25% and a ceiling of 5.25%, considerably lower than the prior fixed rate of over 7.35%.

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At June 30, 2003, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range and, thus, the Company is theoretically positioned to benefit from a decline in interest rates within the next year.

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at June 30, 2003, were $291,377,000 or 73.9% of total liabilities and equity.

Federal funds sold overnight totaled $47,035,000 or 11.9% of June 30, 2003 total assets. These federal funds sold may be used to fund loans as well as deposit withdrawals, or for other purposes as defined by management.

Securities available for sale with a fair value totaling $37,415,000 at quarter-end included net unrealized gains of $1,879,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by management.

Capital

Stockholders' equity increased $574,000 (2.3%) and $861,000 (3.6%) during the three and six months ended June 30, 2003, respectively. The year-to-date increase included net income of $1,561,000, growth of $76,000 in accumulated other comprehensive income, $669,000 of dividends declared to shareholders, and $107,000 of treasury share purchases.

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

A comparison of the Company's capital as of June 30, 2003 with the requirements to be considered adequately capitalized is presented below.

                                                                  For Capital
                                                   Actual      Adequacy Purposes
                                                   -----------------------------
Total capital to risk-weighted assets .....        12.5%             8.00%
Tier 1 capital to risk-weighted assets ....        11.3%             4.00%
Tier 1 capital to average assets ..........         7.6%             4.00%

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

The Company, during the second quarter of 2003, completed construction of a new branch in Muscatine, Iowa. This branch is located on a major thoroughfare and retail area, Highway 61, on the northeast side of Muscatine. The branch offers a wide variety of banking services in its 3,000 square feet of space. In addition to deposit products, the new branch also offers consumer and real estate lending services. A traditional inside four person teller line and four drive-up teller lanes are complemented by freestanding twenty-four hour ATM services.

The Company has in the past purchased, and is authorized under an existing stock repurchase plan to buy in the future, shares of its outstanding common stock for the treasury as they become available. Pursuant to the stock repurchase plan approved by the Board of Directors, 4,000 shares were purchased by the Company during the first two quarters of 2003.

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

The Financial Accounting Standards Board has issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it is required to be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. For the Company, the Statement is effective July 1, 2003, and management is currently in the process of evaluating the impact that implementation will have on the consolidated financial statements.

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

Item 4 - Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer (Chairman of the Board, President and CEO) and principal financial officer (Executive Vice President, Chief Operating Officer & Treasurer), of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                            Part II OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              Exhibit 31.1 - Certification pursuant to Rule 13a-15(e) and
                             15d-15(e)

              Exhibit 31.2 - Certification pursuant to Rule 13a-15(e) and
                             15d-15(e)

              Exhibit 32.1 - Certification pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002

              Exhibit 32.2 - Certification pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K.

              A Form 8-K was filed on April 18, 2003 and consisted of a press release discussing financial results of the Company for the quarter ended March 31, 2003 as well as the shareholder dividend payable in April 2003 and the retirement of the Company's Chairman of the Board and announcement of his successor.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             IOWA FIRST BANCSHARES CORP.

                                 (Registrant)




August 14, 2003                                  /s/ D. Scott Ingstad
---------------                                  -------------------------------
Date                                             D. Scott Ingstad, Chairman of
                                                 the Board, President and CEO

August 14, 2003                                  /s/ Kim K. Bartling
---------------                                  -------------------------------
Date                                             Kim K. Bartling, Executive Vice
                                                 President, Chief Operating
                                                 Officer & Treasurer