Form 10-Q
period 2003-09-30
IOWA FIRST BANCSHARES CORP
filed 2003-11-14
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended September 30, 2003
                                       ------------------

                                       OR

[   ]   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

        For the transition period from __________________ to ___________________

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

At September 30, 2003 there were 1,415,845 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                        PAGE NO.

PART 1   Financial Information

         Item 1.   Financial Statements

                   Consolidated Condensed Balance Sheets,
                   September 30, 2003 and December 31, 2002                    3

                   Consolidated Condensed Statements of
                   Income, Three and Nine Months Ended
                   September 30, 2003 and 2002                                 4

                   Consolidated Condensed Statements of
                   Cash Flows, Nine Months Ended
                   September 30, 2003 and 2002                                 5

                   Notes to Consolidated Condensed
                   Financial Statements                                        6

         Item 2.   Management's Discussion and Analysis
                   Of Financial Condition and Results of
                   Operations                                               7-18

         Item 4.   Controls and Procedures                                    18

PART II  Other Information

         Item 6.   Exhibits and Reports on Form 8-K                           19


Signatures                                                                    20

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                           (Unaudited)
                                                          September 30,  December 31,
                                                             2003           2002
                                                          ---------------------------
               ASSETS

Cash and due from banks ................................   $  16,485      $  17,283

Interest-bearing deposits at financial institutions ....       6,471          1,791

Federal funds sold .....................................      41,840         30,600

Investment securities available for sale ...............      37,090         38,095

Loans, net of allowance for loan losses September 30,
  2003, $3,382; December 31, 2002, $3,304 ..............     262,607        273,922

Bank premises and equipment, net .......................       6,664          5,303

Accrued interest receivable ............................       2,427          2,672

Life insurance contracts ...............................       4,204          3,953

Restricted investment securities .......................       3,253          3,957

Other assets ...........................................         825          1,129
                                                           ------------------------
   TOTAL ASSETS ........................................   $ 381,866      $ 378,705
                                                           ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
    LIABILITIES

Noninterest bearing deposits ...........................   $  46,036      $  45,293
Interest bearing deposits ..............................     236,528        225,129
                                                           ------------------------
   TOTAL DEPOSITS ......................................     282,564        270,422
Note payable ...........................................       2,700          3,300
Securities sold under agreements to repurchase .........       5,717          6,591
Federal Home Loan Bank advances ........................      56,293         64,609
Treasury tax and loan open note ........................         382            785
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust .......................       4,000          4,000
Dividends payable ......................................         333            335
Other liabilities ......................................       1,805          1,633
                                                           ------------------------
   TOTAL LIABILITIES ...................................     353,794        351,675
                                                           ------------------------

Redeemable common stock held by employee stock
  ownership plan with 401(k) provisions (KSOP) .........       2,811          2,717
                                                           ------------------------

STOCKHOLDERS' EQUITY
Common stock ...........................................         200            200
Additional paid-in capital .............................       4,254          4,254
Retained earnings ......................................      35,695         34,195
Accumulated other comprehensive income .................         878          1,101
Less net cost of common shares acquired for the treasury     (12,955)       (12,720)
Less maximum cash obligation related to KSOP shares ....      (2,811)        (2,717)
                                                           ------------------------
   TOTAL STOCKHOLDERS' EQUITY ..........................      25,261         24,313
                                                           ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............   $ 381,866      $ 378,705
                                                           ========================

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                Three Months Ended  Nine Months Ended
                                                  September  30,      September  30,
                                                ------------------  ------------------
                                                  2003      2002      2003      2002
                                                ------------------  ------------------
INTEREST AND DIVIDEND INCOME:
   Loans, including fees:
     Taxable .................................   $ 4,267   $ 4,925   $13,184   $14,752
     Nontaxable ..............................        33        40        92        83
   Investment securities available for sale:

     Taxable .................................       236       286       739       901
     Nontaxable ..............................       180       200       556       618
   Federal funds sold ........................        91       113       349       390
   Restricted investment securities ..........        28        31        89        88
   Other .....................................        34        12        85        56
                                                 -------------------------------------
      Total interest income ..................     4,869     5,607    15,094    16,888
                                                 -------------------------------------

INTEREST EXPENSE:
   Deposits ..................................     1,128     1,471     3,614     4,510
   Note payable ..............................        27        62       127       245
   Other borrowed funds ......................       797     1,018     2,610     3,138
   Company obligated mandatorily redeemable
      preferred securities ...................       107       106       313       313
                                                 -------------------------------------
     Total interest expense ..................     2,059     2,657     6,664     8,206
                                                 -------------------------------------

   Net interest income .......................     2,810     2,950     8,430     8,682
Provision for loan losses ....................        65        95       525       330
                                                 -------------------------------------

   Net interest income after provision for
     loan losses .............................     2,745     2,855     7,905     8,352
                                                 -------------------------------------

Other income:
   Trust department ..........................        98        92       288       299
   Service fees ..............................       467       406     1,230     1,112
   Investment securities gains, net ..........         0         4        22        84
   Gains on loans sold .......................       180        42       325        85
   Other .....................................        93       140       385       379
                                                 -------------------------------------
     Total other income ......................       838       684     2,250     1,959
                                                 -------------------------------------

Operating expenses:
   Salaries and employee benefits ............     1,260     1,230     3,744     3,648
   Occupancy expenses, net ...................       180       166       522       497
   Equipment expenses ........................       136       157       468       520
   Office supplies, printing, and postage ....        86        87       278       268
   Computer processing .......................       131       128       396       365
   Advertising and business promotion ........        45        40       124       121
   Other operating expenses ..................       364       297     1,050       971
                                                 -------------------------------------
    Total operating expenses .................     2,202     2,105     6,582     6,390
                                                 -------------------------------------

   Income before income taxes ................   $ 1,381   $ 1,434   $ 3,573   $ 3,921
Applicable income taxes ......................       441       449     1,072     1,212
                                                 -------------------------------------
Net income ...................................   $   940   $   985   $ 2,501   $ 2,709
                                                 =====================================

Net income per common share, basic and diluted   $  0.66   $  0.69   $  1.76   $  1.88
                                                 =====================================

Dividends declared per common share ..........   $  0.24   $  0.23   $  0.71   $  0.68
                                                 =====================================

Comprehensive income .........................   $   641   $ 1,257   $ 2,278   $ 3,122
                                                 ======================================

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

              For The Nine Months Ended September 30, 2003 and 2002
                                 (In Thousands)
                                   (Unaudited)

                                                                                    2003        2002
                                                                                   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $  2,501    $  2,709
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Proceeds from loans sold ....................................................     22,980       6,816
   Loans underwritten ..........................................................    (22,714)     (6,731)
   Gains on  loans sold ........................................................       (325)        (85)
   Provision for loan losses ...................................................        525         330
   Investment securities gains, net ............................................        (22)        (84)
   Depreciation ................................................................        384         424
   Amortization of premiums and accretion of discounts
     on investment securities available for sale, net ..........................        130          30
   Net (increase) decrease in accrued interest receivable ......................        245         (39)
   Net (increase) decrease in other assets .....................................        304        (173)
   Net increase  in other liabilities ..........................................        305          29
                                                                                   --------------------
Net cash provided by operating activities ......................................   $  4,313    $  3,226
                                                                                   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) in interest-bearing deposits at financial instititions .......   $ (4,680)   $   (180)
   Net (increase) decrease in federal funds sold ...............................    (11,240)      1,227
   Proceeds from sales, maturities, calls and paydowns of available
   for sale securities .........................................................      6,999      14,786
   Purchases of available for sale securities ..................................     (6,458)     (8,706)
   Net (increase) decrease in loans ............................................     10,849      (8,015)
   Purchases of bank premises and equipment ....................................     (1,745)       (559)
   Purchases of life insurance contracts .......................................       (100)       (405)
   Increase in cash value of life insurance contracts ..........................       (151)       (138)
   (Purchases) sales of restricted investment securities .......................        704         (89)
                                                                                   --------------------
   Net cash (used in) investing activities .....................................   $ (5,822)   $ (2,079)
                                                                                   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in noninterest bearing deposits ................................   $    743    $  2,170
   Net increase in interest bearing deposits ...................................     11,399       6,333
   Net increase (decrease) in securities sold under
     agreements to repurchase ..................................................       (874)        792
   Repayment of note payable ...................................................     (3,922)     (2,119)
   Proceeds from note payable ..................................................      3,322          --
   Net increase (decrease) in treasury tax and loan open note ..................       (403)        219
   Advances from Federal Home Loan Bank ........................................      9,550       7,100
   Payments of advances from Federal Home Loan Bank ............................    (17,866)    (10,684)
   Cash dividends paid .........................................................     (1,003)       (989)
   Purchases of common stock for the treasury ..................................       (235)       (520)
   Proceeds from issuance of common stock ......................................         --         105
                                                                                   --------------------
   Net cash provided by financing activities ...................................   $    711    $  2,407
                                                                                   --------------------

   Net increase (decrease) in cash and due from banks ..........................       (798)      3,554

Cash and due from banks:
   Beginning ...................................................................   $ 17,283    $ 14,661
                                                                                   --------------------
   Ending ......................................................................   $ 16,485    $ 18,215
                                                                                   ====================

Supplemental Disclosures of Cash Flow Information, cash payments for:
      Interest .................................................................   $  6,668    $  8,250
      Income taxes .............................................................        983       1,228
Supplemental Schedule of Noncash Investing and Financing Activities:
  Change in accumulated other comprehensive income, unrealized
  gains (losses) on investment securities available for sale, net ..............       (223)        413

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

Basis of Presentation:

The consolidated financial statements of the Company and its subsidiaries are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2002 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Reclassifications:

Certain amounts in the prior year financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform to current year presentations.

Note 2.  Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 6,000,000 shares and 500,000 shares, respectively. Basic earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Diluted earnings per share is arrived at by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period. The average number of shares of common stock outstanding for the three and nine months ended September 30, 2003 were 1,417,345 and 1,421,258, respectively. The average number of shares of common stock outstanding for the three and nine months ended September 30, 2002 were 1,436,055 and 1,444,443 respectively. There were no common stock equivalents in 2003 or 2002.

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

                                                    September 30,   December 31,
                                                         2003           2002
                                                    ----------------------------
Financial instruments whose contract amounts
  represent credit risk:
  Commitments to extend credit ..................    $47,561,000    $44,521,000
  Standby letters of credit .....................      2,336,000      2,539,000

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Banks would be entitled to seek recovery from the customer. At September 30, 2003 and December 31, 2002 no amounts have been recorded as liabilities for the Banks' potential obligations under these guarantees.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $449,000 and $390,000 as of September 30, 2003 and December 31, 2002, respectively. These amounts are included in loans at the respective balance sheet dates.

Results of Operations:

Quarter ended September 30, 2003 compared with quarter ended September 30, 2002:

The Company recorded net income of $940,000 for the quarter ended September 30, 2003, compared with net income of $985,000 for the quarter ended September 30, 2002, a decrease of $45,000 or 4.6%. This decrease in net income resulted primarily from lower net interest income and higher noninterest expense during the third quarter of 2003 compared to the third quarter of 2002. This unfavorable comparison of net interest income and noninterest expense for the third quarter of 2003 with the same period in 2002 was partially offset by lower provision for loan losses and higher noninterest income.

Basic and  diluted  earnings  per share  were  $.66 for the three  months  ended
September 30, 2003, $.03 or 4.3% less than the same period in 2002. The Company's annualized return on average assets for the third quarter of 2003 was ..98% compared to 1.05% during the third quarter of the prior year. The Company's annualized return on average equity for the three months ended September 30, 2003 and September 30, 2002 was 15.0% and 15.7%, respectively.

The distribution of average assets, liabilities and stockholders' equity and interest rates, as well as interest differential was as follows (dollar amounts in thousands and income and rates on a fully taxable equivalent basis using statutory rates in effect for the year presented):

                             Three Months Ended       Three Months Ended
                             September 30, 2003       September 30, 2002
                          ------------------------  ------------------------
                                            Average                    Average
                          Balance  Interest   Rate   Balance  Interest   Rate
                          --------------------------------------------------
Assets
  Taxable loans, net .... $263,024  $ 4,267   6.49%  $275,265  $ 4,925   7.16%
  Taxable investment
    securities available
    for sale ............   21,582      236   4.37%    21,739      286   5.26%
  Nontaxable investment
    securities and loans    18,556      323   6.96%    20,027      364   7.27%
  Federal funds sold ....   40,833       91   0.89%    27,505      113   1.64%
  Restricted investment
    securities ..........    3,313       28   3.38%     3,931       31   3.15%
  Interest-bearing
    deposits at financial
    institutions ........    6,318       34   2.15%     1,530       12   3.14%
                          -----------------          -----------------
        Total interest-
        earning assets ..  353,626    4,979   5.63%   349,997    5,731   6.55%
                                     ------                    -------
  Cash and due from banks   14,322                     13,076
  Bank premises and
    equipment, net ......    6,641                      5,158
  Life insurance
    contracts ...........    4,151                      3,884
  Other assets ..........    3,353                      4,075
                          --------                   --------
        Total ........... $382,093                   $376,190
                          ========                   ========
Liabilities
  Deposits:
    Interest-bearing
      demand ............ $121,652  $   199   0.65%  $110,053  $  355    1.29%
    Time ................  113,914      929   3.23%   115,830   1,116    3.82%
  Note payable ..........    3,293       27   3.25%     3,300      62    7.35%
  Other borrowings ......   63,998      797   4.94%    72,884   1,018    5.54%
  Company obligated
    mandatorily redeemable
    preferred securities     4,000      107  10.43%     4,000     106   10.37%
                          -----------------          ----------------
        Total interest-
        bearing
        liabilities ....   306,857    2,059   2.66%   306,067   2,657    3.44%
  Noninterest-bearing
    deposits ...........    45,289                     41,127
  Other liabilities ....     2,007                      1,728
                          --------                   --------
        Total
        liabilities ....   354,153                    348,922
  Redeemable common
    stock held by
    KSOP ...............     2,868                      2,242
Stockholders' equity ...    25,072                     25,026
                          --------                   --------
        Total ..........  $382,093                   $376,190
                          ========                   ========
Net interest earnings ..            $ 2,920                     $3,074
                                    =======                     ======
Net interest margin (net
  interest earnings
  divided by total
  interest-earning
  assets) ..............                      3.30%                      3.51%
                                              =====                      =====

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

The net interest margin continues to be pressured as evidenced by a decrease to 3.30% during the third quarter of 2003 compared to 3.51% during the third quarter of 2002. The return on average interest-earning assets decreased 92 basis points (from 6.55% in 2002 to 5.63% in 2003) and interest paid on average interest-bearing liabilities decreased 78 basis points (from 3.44% in 2002 to 2.66% in 2003).

The prime lending rate began the year 2002 at 4.75% and ended 2002 lower at 4.25%; it subsequently dropped to 4.00% as of late June 2003, where it has since remained. This is the lowest prime lending rate in several decades. During this period of historically low interest rates, increased emphasis has been given to incorporating interest rate floors on selected commercial and agricultural loans. During the first three quarters of 2003 most, if not all, of such loans subject to interest rate floors were actually paying the floor rate. This resulted in the rates received on taxable loans during the third quarter of 2003, compared to the third quarter of 2002, falling somewhat less than the rates paid on interest-bearing liabilities (67 basis points versus 78 basis points). Eventually, when market interest rates again rise, rates paid on interest-bearing liabilities may, for a time, increase more than rates received on taxable loans. This outcome is possible due to the loans which are subject to floor rate pricing lagging market interest rate increases until such time as the floor rate has been exceeded. The extent of this impact will depend on the amount and timing of eventual market interest rate hikes.

Rates received on taxable investment securities available for sale have decreased during the third quarter of 2003 versus the same quarter of 2002 at a faster pace than the rates paid on interest-bearing liabilities (decreases of 89 basis points and 78 basis points, respectively). This is largely due to maturities and early calls of taxable investment securities coupled with reinvestment at appreciably lower interest rates. This portfolio, however, with an average maturity of less than four years, had an interest rate return during the quarter similar to that of ten year treasury securities.

Rates received during the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002 on nontaxable investment securities available for sale and loans decreased at a much slower pace than the rates paid on interest-bearing liabilities (decreases of 31 basis points and 78 basis points, respectively). This was due largely to a longer average duration for nontaxable investment securities available for sale and loans than the average duration for interest-bearing liabilities. Most of the nontaxable investment securities available for sale were purchased when market interest rates were higher than rates currently available. In the current interest rate environment, when taxable and nontaxable investment securities mature or are sold, called, or otherwise paid down, the reinvestment rate available is nearly always lower than the yield of the liquidating security.

The rate received on overnight federal funds sold decreased 75 basis points during the third quarter of 2003 compared to the same period in 2002. Given the Company's relatively large balance held in federal funds sold, this served to reduce the net interest income. The Company anticipates utilizing a substantial portion of this short-term liquidity to reduce its reliance on wholesale funding sources, purchase investment securities and other safe, relatively short-term assets as well as, if the appropriate opportunities exist, to fund loan growth.

The rate earned on interest-bearing deposits at financial institutions (primarily FDIC insured certificates of deposit maturing in one to three years) decreased 99 basis points during the third quarter of 2003 versus the third quarter of 2002, while the average balance increased over $4,700,000. Despite the decrease in rate received, this asset category was increased because it yielded 126 basis points over federal funds sold with little, if any, credit risk.

The rate paid on the note payable outstanding declined a significant 410 basis points during the third quarter of 2003 compared to the same quarter of 2002. This was the result of refinancing this debt with a different lender at more favorable terms.

The usage of wholesale funding sources (primarily Federal Home Loan Bank advances), while mitigating intermediate and long-term interest rate risk, tends to increase overall interest expense. The Company's average rate paid for such Federal Home Loan Bank advances and other funds was reduced by 59 basis points when comparing the third quarters of 2003 and 2002.

Intense competition for all types of loans and deposits tends to limit the Company's ability to control pricing and other terms when dealing with customers.

Provisions for loan losses were $65,000 for the three months ended September 30, 2003. This was $30,000 less than the third quarter of 2002. Net loan charge-offs for the quarter ended September 30, 2003 totaled $37,000 compared to net charge-offs of $61,000 for the same quarter in 2002.

Loan quality has been negatively impacted by a variety of factors including, but not necessarily limited to, a generally sluggish economy. Specifically, the quality of the agricultural loan portfolio at the Company's Fairfield subsidiary bank has declined, resulting in a larger than normal provision for loan losses in the first quarter of 2003.

Various strategies are being implemented by management in an effort to improve the loan quality of the portfolio in question. These strategies include attempting to obtain government guarantees for portions of certain identified loans, increasing monitoring efforts over the loan portfolio in general and past due loans in particular, as well as a renewed focus on taking appropriate corrective actions with borrowers who are not fulfilling their contractual obligations. While cautiously optimistic as to the likelihood of positive results emanating from the strategies being employed, management realizes that significantly improving loan quality is not normally a quick process.

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

Nonaccrual loans totaled $2,426,000 at September 30, 2003, an increase of $560,000 or 30.0% from September 30, 2002. Other real estate owned totaled $174,000, a decrease of $352,000 or 66.9% from a year ago. Loans past due 90 days or more and still accruing totaled $577,000, which was $337,000 or 140% more than a year earlier. The allowance for possible loan losses of $3,382,000 represented 1.3% of gross loans and 106% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

Other income results from the charges and fees collected by the Company from its customers for various services performed, gross trust department revenue, miscellaneous other income and gains (or losses) from the sale of investment securities in the available for sale category and loans. Total other income for the third quarter of 2003, without gains on investment securities, was $838,000; $158,000 or 23.2% more than the third quarter of 2002. Gains on loan sold accounted for $138,000 of this total increase of $158,000

Operating expenses include all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. For the quarter ended September 30, 2003, salaries and employee benefits expense increased $30,000 or 2.4% due principally to normal cost of living and merit raises, training time for new employees and rising health care cost. Occupany and equipment expenses decreased $7,000 or 2.2%. Other operating expenses increased $67,000 or 22.5% due largely to fees paid for product and other consulting services, write-down of the carrying value of other real estate owned, increased insurance costs as well as increased credit checking and other loan underwriting related costs. Total operating expenses increased $97,000 or 4.6% during the third quarter of 2003 versus the same quarter last year.

Income tax expense for the quarter ended September 30, 2003 of $441,000 represented 31.9% of income before taxes. The comparable quarter last year was 31.3% of income before tax.

The efficiency ratio, defined as noninterest expense, excluding the provision for loan losses, as a percent of net interest income plus noninterest income, was 60.4% and 57.4% for the three months ended September 30, 2003 and 2002, respectively. The primary reasons for this change in the efficiency ratio are discussed previously in this report.

Results of Operations:

Nine months ended September 30, 2003 compared with nine months ended September 30, 2002:

The Company recorded net income of $2,501,000 for the nine months ended September 30, 2003, compared with net income of $2,709,000 for the same period in 2002, a decrease of $208,000 or 7.7%. This decrease in net income was attributable to lower net interest income for the first three quarters of 2003 compared to the same period in 2002. Net interest income declined $252,000 or 2.9% over this time frame. Additionally, provisions for loan losses during the first nine months of 2003 were $525,000, which was $195,000 or 59.1% greater than experienced in 2002. Increases in other operating expenses of $192,000 or 3.0% were more than offset by increases in other income totaling $291,000 or 14.9%.

Basic and  diluted  earnings  per share  were  $1.76 for the nine  months  ended
September  30,  2003,  $.12 or 6.4%  less  than the  same  period  in 2002.  The
Company's annualized return on average assets for the first three quarters of 2003 was .86% compared to .96% during the same quarters of the prior year. The Company's annualized return on average equity for the nine months ended September 30, 2003 and September 30, 2002 was 13.4% and 15.2%, respectively.

The distribution of average assets, liabilities and stockholders' equity and interest rates, as well as interest differential was as follows (dollar amounts in thousands and income and rates on a fully taxable equivalent basis using statutory rates in effect for the year presented):

                             Nine Months Ended        Nine Months Ended
                             September 30, 2003       September 30, 2002
                          ------------------------  ------------------------
                                            Average                    Average
                          Balance  Interest   Rate   Balance  Interest   Rate
                          --------------------------------------------------
Assets
  Taxable loans, net .... $267,332  $13,184   6.58%  $274,173  $14,752   7.17%
  Taxable investment
    securities available
    for sale ............   21,605      739   4.56%    21,765      901   5.52%
  Nontaxable investment
    securities and loans    18,685      982   7.01%    19,597    1,062   7.23%
  Federal funds sold ....   45,059      349   1.03%    32,107      390   1.62%
  Restricted investment
    securities ..........    3,740       89   3.17%     3,897       88   3.01%
  Interest-bearing
    deposits at financial
    institutions ........    5,106       85   2.22%     1,922       56   3.88%
                          -----------------          -----------------
        Total interest-
        earning assets ..  361,527   15,428   5.69%   353,461   17,249   6.51%
                                     ------                    -------
  Cash and due from banks   14,127                     12,759
  Bank premises and
    equipment, net ......    6,302                      5,033
  Life insurance
    contracts ...........    4,054                      3,598
  Other assets ..........    3,580                      3,916
                          --------                   --------
        Total ........... $398,590                   $378,767
                          ========                   ========
Liabilities
  Deposits:
    Interest-bearing
      demand . .......... $124,788  $   741   0.79%  $113,491  $1,160    1.37%
    Time ................  115,075    2,873   3.34%   114,546   3,350    3.91%
  Note payable ..........    3,298      127   5.08%     4,435     245    7.37%
  Other borrowings ......   68,525    2,610   5.09%    74,241   3,138    5.65%
  Company obligated
    mandatorily redeemable
    preferred securities     4,000      313  10.32%     4,000     313   10.32%
                          -----------------          ----------------
        Total interest-
        bearing
        liabilities ....   315,686    6,664   2.82%   310,713   8,206    3.52%
  Noninterest-bearing
    deposits ...........    44,250                     40,350
  Other liabilities ....     1,984                      1,634
                          --------                   --------
        Total
        liabilities ....   361,920                    352,697
  Redeemable common
    stock held by
    KSOP ...............     2,767                      2,242
Stockholders' equity ...    24,903                     23,828
                          --------                   --------
        Total ..........  $389,590                   $378,767
                          ========                   ========
Net interest earnings ..            $ 8,764                     $9,043
                                    =======                     ======
Net interest margin
  (net interest
  earnings divided by
  total nterest-earning
  assets) ..............                      3.23%                      3.41%
                                              =====                      =====

The net interest margin declined to 3.23% from 3.41% when comparing the nine month periods ended September 30, 2003 and September 30, 2002, respectively. The return on average interest-earning assets decreased 82 basis points (from 6.51% in 2002 to 5.69% in 2003) and interest paid on average interest-bearing liabilities decreased 70 basis points (from 3.52% in 2002 to 2.82% in 2003).

The rates received on taxable loans during the first nine months of 2003, compared to the first nine months of 2002, declined somewhat less than the rates paid on interest-bearing liabilities (59 basis points versus 70 basis points). Eventually, when market interest rates again rise, rates paid on interest-bearing liabilities may, for a time, increase more than rates received on taxable loans. This outcome is possible due to the loans which are subject to floor rate pricing lagging market interest rate increases until such time as the floor rate has been exceeded. The extent of this impact will depend on the amount and timing of eventual market interest rate hikes.

Rates received on taxable investment securities available for sale decreased during the first three quarters of 2003 versus the same quarters of 2002 at a faster pace than the rates paid on interest-bearing liabilities (decreases of 96 basis points and 70 basis points, respectively). This is largely due to maturities and early calls of taxable investment securities coupled with reinvestment at appreciably lower interest rates. This portfolio, however, with an average maturity of less than four years, had an interest rate return during the first three quarters of 2003 higher than that of ten year treasury securities.

Rates received during the three quarters ended September 30, 2003 compared to the three quarters ended September 30, 2002 on nontaxable investment securities available for sale and loans decreased at a much slower pace than the rates paid on interest-bearing liabilities (decreases of 22 basis points and 70 basis points, respectively). This was due largely to a longer average duration for nontaxable investment securities available for sale and loans than the average duration for interest-bearing liabilities. Most of the nontaxable investment securities available for sale were purchased when market interest rates were higher than rates currently available. In the current interest rate environment, when taxable and nontaxable investment securities mature or are sold, called, or otherwise paid down, the reinvestment rate available is nearly always lower than the yield of the liquidating security.

The rate received on overnight federal funds sold decreased 59 basis points during the three quarters ended September 30, 2003 compared to the same period in 2002. Given the Company's relatively large balance held in federal funds sold, this served to reduce the net interest income. The Company anticipates utilizing a substantial portion of this short-term liquidity to reduce its reliance on wholesale funding sources, purchase investment securities and other safe, relatively short-term assets as well as, if the appropriate opportunities exist, to fund loan growth.

The rate earned on interest-bearing deposits at financial institutions (primarily FDIC insured certificates of deposit maturing in one to three years) decreased 166 basis points during the first three quarters of 2003 versus the same period in 2002. Despite the decrease in rate received, this asset category was increased because it yielded 119 basis points over federal funds sold with little, if any, credit risk.

The rate paid on the note payable outstanding declined a significant 229 basis points during the three quarters ended September, 30, 2003 compared to the same period in 2002. This was the result of refinancing this debt with a different lender at more favorable terms.

The usage of wholesale funding sources (primarily Federal Home Loan Bank advances), while mitigating intermediate and long-term interest rate risk, tends to increase overall interest expense. The Company's average rate paid for such funds was reduced by 56 basis points when comparing the first three quarters of 2003 with 2002.

Intense competition for all types of loans and deposits tends to limit the Company's ability to control pricing and other terms when dealing with customers.

Provisions for loan losses were $525,000 for the nine months ended September 30, 2003. This was $195,000 more than the provision for loan losses during the first nine months of 2002. Net loan charge-offs for the nine month period ended September 30, 2003 totaled $446,000 compared to net charge-offs of $164,000 for the same time frame in 2002.

As previously discussed, various strategies are being implemented by management in an effort to improve loan quality. These strategies include attempting to obtain government guarantees for portions of certain identified loans, increasing monitoring efforts over the loan portfolio in general and past due loans in particular, as well as a renewed focus on taking appropriate corrective actions with borrowers who are not fulfilling their contractual obligations. While cautiously optimistic as to the likelihood of positive results emanating from the strategies being employed, management realizes that significantly improving loan quality is not normally a quick process.

Other income results from the charges and fees collected by the Company from its customers for various services performed, gross trust department revenue, miscellaneous other income and gains (or losses) from the sale of investment securities in the available for sale category and loans. Total other income for the first nine months of 2003, without gains on investment securities, was $2,228,000; $353,000 or 18.8% more than the same period in 2002. The majority of this increase, or $240,000, was due to increases in gains on loans sold. This increase resulted from larger numbers of home refinancings and home purchases, due to historically low interest rates, and the subsequent sale of most of these loans into the secondary market.

Operating expenses include all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. For the three quarters ended September 30, 2003 compared to the three quarters ended September 30, 2002, salaries and employee benefits expense increased $96,000 or 2.6% due principally to normal cost of living and merit raises, training time for new employees and rising health care cost. Occupancy and equipment expenses decreased $27,000 or 2.7%. Office supplies and related expenses increased $10,000 or 3.7% and computer processing increased $31,000 or 8.5% as additional costs associated with enhanced communications, backup, marketing applications and disaster recovery contracts were recognized. Finally, other operating expenses increased $79,000 or 8.1% due largely to fees paid for product and other consulting services, write-down of the carrying value of other real estate owned, increased insurance costs as well as increased credit checking and other loan underwriting related costs. Total operating expenses increased $192,000 or 3.0% during the first three quarters of 2003 versus the same time frame last year.

Income tax expense for the nine months ended September 30, 2003 of $1,072,000 was $140,000 or 11.6% less than the prior year. This decrease was primarily attributable to decreased net income generated in 2003 than 2002, and a reduction in the effective tax rate for 2003 of 30.0% versus 30.9% in 2002.

The efficiency ratio, defined as noninterest expense, excluding the provision for loan losses, as a percent of net interest income plus noninterest income, was 61.6% and 60.1% for the nine months ended September 30, 2003 and 2002, respectively. The primary reasons for this change in the efficiency ratio are discussed above.

Discussion and Analysis of Financial Condition

The Company's assets at September 30, 2003 totaled $381,866,000, an increase of $3,161,000 or 0.8% from December 31, 2002. As of September 30, 2003, the Company had $41,840,000 of federal funds sold compared to $30,600,000 at December 31, 2002. Additionally, interest-bearing deposits at financial institutions (primarily fully FDIC insured certificates of deposit with original maturities of three years or less and interest-bearing demand accounts at various banking institutions) totaled $6,471,000 versus $1,791,000 at December 31, 2002. This increase was primarily the result of higher yields available on such certificates of deposit than could be obtained in the federal funds and treasury securities markets. Federal funds sold and other liquid assets have been higher the past several quarters than the Company would historically consider normal. These liquid assets may be used to fund future loan growth, deposit or other liability outflows, purchases of investment securities available for sale when interest rates again rise, or various other purposes as identified by management.

Total available for sale securities decreased $1,005,000 or 2.6% during the first nine months of 2003 to total $37,090,000 at September 30, 2003. The Banks emphasize purchase of securities with maturities of five years and less as such purchases typically offer reasonable yields with limited credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities are owned in order to enhance overall portfolio yield without significantly increasing risk. In the low interest rate environment which continued during the first nine months of 2003, the banks limited their purchases of securities to somewhat less than the total of securities that were sold, matured, called, or paid down. Furthermore, most of the securities that were purchased had relatively short maturities or likely early call dates. Securities sold thus far in 2003 totaled $516,000 and resulted in net gains recognized of $22,000.

Net loans totaled $262,607,000 at September 30, 2003, a decrease of $11,315,000 or 4.1% from December 31, 2002. Competition for high-quality loans remains intense in all loan categories. Refinancing of home loans continued at a rapid pace, fueled by historically low interest rates, during the third quarter of
2003. The Company sells many of these loans in the secondary market. Consequently, the loans which are sold, as well as the loans remaining in the Company's portfolio but refinanced at lower rates, combine to put pressure on loan yields and the volume of home loans on the balance sheet.

Total deposits at September 30, 2003, were $282,564,000, an increase of $12,142,000 or 4.5% from the balance at December 31, 2002. Certificates of deposit represented on average for the nine months ended September 30, 2003, approximately 41% of total deposits. Interest-bearing demand deposits, comprised of savings, money market and NOW accounts, represented another 44% of average deposits. The final 15% of average deposits were in noninterest-bearing accounts. Securities sold under agreements to repurchase decreased $874,000 to $5,717,000, and advances borrowed from the Federal Home Loan Bank declined by $8,316,000 from year-end 2002, totaling $56,293,000 at quarter end.

The note payable balance of $2,700,000 at September 30, 2003, was $600,000 less than the December 31, 2002 balance. This note was refinanced during the second quarter of 2003. The new variable rate revolving five-year term note is priced at Prime less one percent, with a floor of 3.25% and a ceiling of 5.25%, considerably lower than the prior fixed rate of over 7.35%.

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At September 30, 2003, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range and, thus, the Company is theoretically positioned to benefit from a decline in interest rates within the next year.

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at September 30, 2003, were $282,564,000 or 74.0% of total liabilities and equity.

Federal funds sold overnight totaled $41,840,000 or 11.0% of September 30, 2003 total assets. These federal funds sold may be used to fund loans as well as deposit withdrawals, or for other purposes as defined by management.

Securities available for sale with a fair value totaling $37,090,000 at quarter-end included net unrealized gains of $1,400,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by management.

Capital

Stockholders' equity increased $87,000 (0.3%) and $948,000 (3.9%) during the three and nine months ended September 30, 2003, respectively. The year-to-date increase included net income of $2,501,000, reduction of $223,000 in accumulated other comprehensive income, $1,001,000 of dividends declared to shareholders, $235,000 of treasury share purchases and $94,000 increase in the maximum obligation related to KSOP shares.

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

A comparison of the Company's capital as of September 30, 2003 with the requirements to be considered adequately capitalized is presented below.

                                                                  For Capital
                                                   Actual      Adequacy Purposes
                                                   -----------------------------

Total capital to risk-weighted assets ....          13.0%           8.00%
Tier 1 capital to risk-weighted assets ...          11.7%           4.00%
Tier 1 capital to average assets .........           8.1%           4.00%

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

The Company has in the past purchased, and is authorized under an existing stock repurchase plan to buy in the future, shares of its outstanding common stock for the treasury as they become available. Pursuant to the stock repurchase plan approved by the Board of Directors, 8,600 shares were purchased by the Company during the first three quarters of 2003.

Current Accounting Developments

The Financial Accounting Standards Board has issued Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of the Statement on July 1, 2003 did not have a significant impact on the consolidated financial statements.

The Financial Accounting Standards Board has issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it is required to be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. For the Company, the Statement was effective July 1, 2003 and implementation had no significant impact on the consolidated financial statements.

The Financial Accounting Standard Board has issued Interpretation (FIN) No. 46 "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 are effective for the first period ending after December 15, 2003.

The Company expects to adopt FIN 46 in connection with its consolidated financial statements for the year ended December 31, 2003. In its current form, FIN 46 may require the Company to de-consolidate its investment in Iowa First Capital Trust I in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like Iowa First Capital Trust I, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of September 30, 2003, assuming the Company was not permitted to include the $4 million in trust preferred securities issued by Iowa First Capital Trust I in its Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes.

Management continues to monitor the interpretations of FIN 46, and its application to various transaction types and structures, as they evolve.

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

         Exhibit 31.1 - Certification pursuant to Rule 13a-15(e) and 15d-15(e)

         Exhibit 31.2 - Certification pursuant to Rule 13a-15(e) and 15d-15(e)

         Exhibit 32.1 - Certification pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002

         Exhibit 32.2 - Certification pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002

 (b)     Reports on Form 8-K.

         A Form 8-K was filed on July 22, 2003 and consisted of a press release discussing financial results of the Company for the quarter and year-to-date ended June 30, 2003, as well as the shareholder dividend payable in July 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             IOWA FIRST BANCSHARES CORP.

                                 (Registrant)




November 14, 2003          /s/ D. Scott Ingstad
-----------------          -------------------------------
Date                       D. Scott Ingstad, Chairman of
                           the Board, President and CEO

November 14, 2003          /s/ Kim K. Bartling
-----------------          -------------------------------
Date                       Kim K. Bartling, Executive Vice
                           President, Chief Operating
                           Officer & Treasurer