Form 10-K
period 2003-12-31
IOWA FIRST BANCSHARES CORP
filed 2004-03-17
CIK 740155

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2003 or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
           For the transition period from________________ to ___________________

           Commission file number   2-89283

                           IOWA FIRST BANCSHARES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     An Iowa Corporation                                          42-1211285
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


300 East Second Street, Muscatine, Iowa                              52761
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code   (563) 263-4221
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X    Yes           No
                                    ------        ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).        Yes    X    No
                                    -----      ------

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based upon the last known price at which the common equity was sold, as of the last business day of the registrant's most recently completed second fiscal quarter was $32,531,396.

As of February 28, 2004, 1,417,560 shares of the Registrant's common stock were outstanding.

Documents incorporated by reference:

Part III of Form 10-K - Proxy statement for annual meeting of stockholders to be held in April 2004.

Annual Report on Form 10-K

Part I
--------------------------------------------------------------------------------

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

First National Bank of Muscatine has a total of five locations in Muscatine, Iowa. The First National Bank in Fairfield has two locations in Fairfield, Iowa. Each bank is engaged in the general commercial banking business and provides full service banking to individuals and businesses, including checking, savings, money market and time deposit accounts, commercial loans, consumer loans, real estate loans, safe deposit facilities, transmitting of funds, trust services, and such other banking services as are usual and customary for commercial banks. Some of these other services include sweep accounts, lock-box deposits, debit cards, credit-related insurance, internet banking, automated teller machines, telephone banking, and brokerage services through a third-party arrangement. The Company also owns the outstanding stock of Iowa First Capital Trust I, which was capitalized in March 2001 for the purpose of issuing company obligated mandatorily redeemable preferred securities. See Note 9 in Item 8 of this Form 10-K for further discussion of these preferred securities.

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

Statistical information called for by this Item is contained in the Company's 2003 Annual Report to Shareholders which is incorporated by reference.

Item 2.   Properties

Since the Company commenced business, its principal executive office has been located at 300 East Second Street, Muscatine, Iowa, which is the principal office of First National Bank of Muscatine, a national banking association and a wholly-owned subsidiary of the Company.

First National Bank of Muscatine conducts its operations from five facilities located in Muscatine. The main bank is located at 300 East Second Street and is a modern brick and steel building completed in 1979 containing 36,000 square feet of floor space on three floors. The bank owns both the building and the underlying real estate. All administrative and many sales functions of the bank are conducted at its main office. Portions of the building are leased to commercial tenants. A substantial remodeling of the main floor of the downtown Muscatine primary bank building was completed in 2003.

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

The Company built a new branch during 2003 on a major thoroughfare and retail area, Highway 61, on the northeast side of Muscatine. The branch offers a wide variety of banking services in its 3,000 square feet of space. In addition to consumer and real estate lending services, a traditional inside four-person teller line and four drive-up teller lanes, the branch also offers freestanding twenty-four hour ATM services. Construction of this branch was completed in May 2003. The building and underlying real estate are owned by the bank.

The new branch discussed above serves as a replacement for rented branch facilities at the Muscatine Mall, approximately two miles northeast of the main downtown bank building. In recent years, the Muscatine Mall has lost numerous tenants resulting in lower customer traffic counts. Thus, the Company decided to build its own branch in the strong and growing retail section of town described above.

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

Management believes all facilities are of sound construction, in good operating condition, and are adequately equipped for carrying on the business of the Company.

Item 3.   Legal Proceedings

The Company has no pending legal proceedings which are material.

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to the stockholders of the Company for a vote during the fourth quarter of 2003.

Part II

--------------------------------------------------------------------------------

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The brokerage firms of Howe Barnes Investments, Inc., Hill, Thompson and Magid, LP, and Monroe Securities, Inc. make a market for the Company's common stock. Iowa First Bancshares Corp. common stock is traded on the Over-the-Counter Bulletin Board market under the symbol "IFST". As of February 28, 2004, there were 1,417,560 shares of the common stock outstanding.

High and low common stock prices and dividends paid for the last two years were:

     2003 by                                    Dividend
     Quarters                          High       Low      Per Share
--------------------------------------------------------------------

First ............................   $ 31.00    $ 25.25    $ 0.2350
Second ...........................     26.45      26.15      0.2350
Third ............................     29.00      27.50      0.2350
Fourth ...........................     32.00      29.00      0.2350

Total dividends paid .............                         $   0.94


     2002 by .....................                         Dividend
     Quarters ....................     High       Low      Per Share
---------------------------------------------------------------------

First ............................   $ 22.50    $ 20.40    $ 0.2275
Second ...........................     25.00      21.70      0.2275
Third ............................     25.25      23.30      0.2275
Fourth ...........................     25.00      24.16      0.2275

Total dividends paid .............                         $   0.91

The above quotations were furnished by the brokerage firms that serve as market makers for the Company's stock. The quotations represent prices between dealers and do not include retail markup, markdown, or commissions.

Future dividends are dependent on future earnings, regulatory restrictions (see Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-K; and Note 10 to the Company's Consolidated Financial Statements in the Company's 2003 Annual Report to Shareholders), capital requirements, and the Company's financial condition.

As of February 28, 2004, the Company had approximately 340 shareholders of its outstanding class of common stock. The Iowa First Bancshares Corp. Employee Stock Ownership Plan with 401(k) Provisions is considered one shareholder as all shares owned by this plan are voted by the trustees of said plan unless the vote in question encompasses approval or disapproval of any corporate merger, consolidation, dissolution, or similar transaction.

There were no repurchases of the Company's own stock during the fourth quarter of 2003.

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

Iowa First Bancshares Corp. and Subsidiaries

Selected Consolidated Financial Data

Balance Sheet (at year-end)                           2003             2002            2001            2000            1999
-------------------------------------------------------------------------------------------------------------------------------
Net loans ......................................   $266,925,000    $273,922,000    $272,695,000    $270,539,000    $266,992,000
Allowance for loan losses ......................      3,180,000       3,304,000       3,182,000       3,268,000       3,091,000
Deposits and securities sold under
  agreements to repurchase .....................    282,488,000     277,013,000     272,592,000     275,430,000     274,198,000
Federal Home Loan Bank advances ................     52,071,000      64,609,000      70,706,000      71,531,000      64,621,000
Total assets ...................................    372,414,000     378,705,000     380,597,000     380,414,000     371,029,000
Redeemable common stock held by KSOP ...........      2,971,000       2,717,000       2,242,000       2,118,000       2,507,000
Stockholders' equity ...........................     25,437,000      24,313,000      23,040,000      21,632,000      18,686,000

Statement of Income (for the year)
-------------------------------------------------------------------------------------------------------------------------------
Net interest income ............................   $ 11,142,000    $ 11,601,000    $ 10,876,000    $ 11,495,000    $ 11,290,000
Provision for loan losses ......................        645,000         440,000         366,000         429,000         406,000
Other income ...................................      2,897,000       2,664,000       2,800,000       2,237,000       1,967,000
Operating expenses .............................      8,798,000       8,711,000       8,477,000       8,144,000       7,887,000
Income before income taxes .....................      4,596,000       5,114,000       4,833,000       5,159,000       4,964,000
Income taxes ...................................      1,376,000       1,544,000       1,433,000       1,599,000       1,552,000
Net income .....................................      3,220,000       3,570,000       3,400,000       3,560,000       3,412,000

Per Share Data
-------------------------------------------------------------------------------------------------------------------------------
Net income, basic and diluted ..................   $       2.27    $       2.48    $       2.30    $       2.34    $       2.23
Book value at year-end .........................          17.94           17.07           15.82           14.34           12.16
Stock price at year-end (greater of bid or
  appraised price) .............................          29.15           26.50           22.25           22.00           27.00
Cash dividends declared during the year ........           0.95            0.92            0.89            0.85            0.84
Cash dividends declared as a percentage
of net income ..................................             42%             37%             39%             36%             38%

Key Ratios
--------------------------------------------------------------------------------------------------------------------------------
Return on average assets .......................           0.83%           0.93%           0.90%           0.97%           0.96%
Return on average stockholders' equity .........          12.86           14.87           14.96           17.76           18.81
Net interest margin-tax equivalent .............           3.22            3.39            3.24            3.49            3.53
Average stockholders' equity to average
  assets .......................................           6.46            6.28            6.01            5.44            5.08
Total regulatory capital to risk-weighted assets          13.02           12.37           11.77           10.04            9.52
Efficiency ratio (all operating expenses,
  excluding the provision for loan losses,
  divided by the sum of net interest income
  and other income) ............................          62.67           61.07           61.98           59.30           59.49

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides additional information regarding our operations for the years ended December 31, 2003, 2002, and 2001, and financial condition for the years ended December 31, 2003 and 2002. This discussion should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the accompanying notes thereto included elsewhere in this document.

Iowa First Bancshares Corp. (Company) is a bank holding company providing bank and bank related services through its wholly-owned subsidiaries, First National Bank of Muscatine (Muscatine), First National Bank in Fairfield (Fairfield), and Iowa First Capital Trust I.

Total average assets of the Company increased 1.4% in 2003, 1.2% in 2002, and 2.6% in 2001. The distribution of average assets, liabilities and stockholders' equity and interest rates, and interest differential was as follows (dollar amounts in thousands and income and rates on a fully taxable equivalent basis using statutory tax rates in effect for the year presented):

                                                        2003                        2002                        2001
                                           -----------------------------------------------------------------------------------
                                                               Average                     Average                     Average
Assets                                      Balance   Interest   Rate   Balance   Interest   Rate   Balance   Interest   Rate
                                           -----------------------------------------------------------------------------------
Taxable loans, net .....................   $264,977   $ 17,216   6.50%  $273,980  $ 19,533   7.13%  $274,558  $ 21,909   7.98%
Taxable investment securities
  available for sale ...................     21,813        973   4.46     22,312     1,171   5.25     32,116     2,034   6.33
Nontaxable investment securities
  and loans ............................     18,810      1,315   6.99     19,880     1,442   7.25     21,588     1,574   7.29
Federal funds sold .....................     44,758        446   1.00     35,062       533   1.52     18,807       645   3.43
Restricted investment securities .......      3,590        113   3.15      3,911       117   2.99      3,824       171   4.47
Interest-bearing deposits at
  financial institutions ...............      5,564        143   2.57      1,880        71   3.78        948        44   4.64
                                           -------------------          ------------------          ------------------
        Total interest-
        earning assets .................    359,512     20,206   5.62    357,025    22,867   6.40    351,841    26,377   7.50
                                                      --------                    --------
Cash and due from banks ................     14,286                       13,159                      12,042
Bank premises and equipment, net .......      6,410                        5,071                       5,029
Life insurance contracts ...............      4,100                        3,682                       3,275
Other assets ...........................      3,539                        3,568                       5,745
                                           --------                     --------                    --------
        Total ..........................   $387,847                     $382,505                    $377,932
                                           ========                     ========                    ========

Liabilities
Deposits:
  Interest-bearing demand ..............   $125,263   $    944   0.75%  $115,753  $  1,514   1.31%  $ 98,499  $  2,497   0.03%
  Time .................................    114,526      3,760   3.28    115,267     4,413   3.83    131,735     7,340   5.57
Notes payable ..........................      3,147        150   4.77      4,160       307   7.38      5,769       424   7.35
Other borrowings .......................     66,430      3,337   5.02     73,883     4,129   5.59     71,930     4,392   6.11
Junior subordinated debentures and
  Company Obligated Mandatorily
  Redeemable Preferred Securities ......      4,125        426  10.32      4,000       413  10.32      3,033       313   10.32
                                           -------------------          ------------------          ------------------
        Total interest-
        bearing liabilities ............    313,491      8,617   2.75    313,063    10,776   3.44    310,966    14,966    4.81
                                                      --------                     -------                     -------
Noninterest-bearing deposits ...........     44,637                       41,128                      39,461
Other liabilities ......................      1,865                        1,828                       2,665
                                           --------                     --------                    --------
        Total liabilities ..............    359,993                      356,019                     353,092
                                           --------                     --------                    --------

Redeemable common stock
  held by KSOP .........................      2,808                        2,480                       2,118
                                           --------                     --------                    --------

Stockholders' Equity ...................     25,046                       24,006                      22,722
                                           --------                     --------                    --------
        Total ..........................   $387,847                     $382,505                    $377,932
                                           ========                     ========                    ========

Net interest earnings ..................              $ 11,589                    $ 12,091                    $ 11,411
                                                      ========                    ========                    ========

        Net yield (net interest earnings
        divided by total interest-
        earning assets) ................                         3.22%                       3.39%                        3.24%
                                                                ======                      ======                       ======

Nonaccruing loans are included in the average balance. Loan fees are not material.

The net interest margin decreased in 2003 (from 3.39% in 2002 to 3.22% in 2003). The return on average interest-earning assets decreased 78 basis points (from 6.40% in 2002 to 5.62% in 2003) and interest paid on average interest-bearing liabilities decreased 69 basis points (from 3.44% in 2002 to 2.75% in 2003). Average interest-earning assets to total assets declined modestly in 2003 to 92.7% from 93.3% in 2002. This decrease was primarily due to a higher percentage of total average assets invested in cash as well as bank premises and equipment in 2003 compared to 2002. The Federal Reserve Bank Board and Chairman Greenspan during 2003 continued to manage short-term interest rates at, or near, lows not seen in decades. The prime lending rate, which began the year at 4.25%, ended 2003 at 4.00%.

During this period of low interest rates, increased emphasis has been given to incorporating interest rate floors on selected commercial and agricultural loans. During 2003 most, if not all, of such loans subject to interest rate floors were actually paying the floor rate. This resulted in the rates received on loans falling slightly less than the rates paid on interest-bearing liabilities. Eventually, when market interest rates again rise, rates paid on interest-bearing liabilities may, for a time, increase more than rates received on loans. This outcome is possible due to the loans which are subject to floor rate pricing lagging market interest rate increases until such time as the floor rate has been exceeded. The extent of this impact will depend upon, among other things, the amount and timing of eventual market interest rate hikes.

The net interest margin increased in 2002 (from 3.24% in 2001 to 3.39% in 2002). The return on average interest-earning assets decreased 110 basis points (from 7.50% in 2001 to 6.40% in 2002) and interest paid on average interest-bearing liabilities decreased 137 basis points (from 4.81% in 2001 to 3.44% in 2002). Average interest-earning assets to total assets rose in 2002 to 93.3% from 93.1% in 2001. The Federal Reserve Bank Board and Chairman Greenspan continued, albeit at a much slower pace than 2001, to decrease short-term interest rates during 2002. The prime lending rate, which began 2002 at 4.75%, ended 2002 at 4.25%.

Critical Accounting Policy:

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Financial Condition - Allowance for Loan Losses". Although management believes the levels of the allowance as of both December 31, 2003 and 2002 were adequate to absorb losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Financial Condition:

Total assets of Iowa First Bancshares Corp. decreased by $6,291,000 or 1.7% when comparing December 31, 2003 and December 31, 2002 balances. On average for the year 2003 assets increased $5,342,000 or 1.4%.

   Cash, Interest-Bearing Deposits, and Federal Funds Sold

   Cash and due from banks decreased by $4,295,000 or 24.9% to $12,988,000 at December 31, 2003, from $17,283,000 at December 31, 2002. Cash and due from banks represented both cash maintained at the Banks, as well as funds that the Banks had deposited in other banks in the form of demand deposits.

   Interest-bearing deposits at financial institutions increased $5,157,000 or 287.9% to $6,948,000 at December 31, 2003, from $1,791,000 at December 31,
   2002. These deposits are primarily certificates of deposit at financial institutions with the balance held at any individual bank maintained to not exceed the insurance limits provided by the Federal Deposit Insurance Corporation (FDIC). Some of these funds may also be held in interest-bearing demand accounts at various banking institutions. The large increase in this asset category during 2003 was the result of a management strategy to achieve a higher yield on a portion of the Company's liquid assets than could be earned investing in overnight federal funds sold, while maintaining a high level of safety for principal and average maturities of less than two years.

   Federal funds sold are inter-bank funds with daily liquidity. Federal funds sold increased $814,000 or 2.7% to $31,414,000 at December 31, 2003, from $30,600,000 at December 31, 2002. As of December 31, 2003, federal funds sold represented 8.4% of total assets. These federal funds can be used to fund future loan demand, deposit or other liability outflows, investment securities purchases, or various other purposes as identified by management.

   Investment Securities

   All the Banks' securities are maintained in the available for sale category as the securities may be liquidated to provide cash for operating, investing, or financing purposes. These securities are reported at fair value. Investment securities decreased $938,000 or 2.5% to $37,157,000 at December 31, 2003, from $38,095,000 at December 31, 2002. The amortized cost of such securities at December 31, 2003 and December 31, 2002 was $35,900,000 and $36,339,000, respectively. The net decrease was the result of a number of transactions in the securities portfolio. The Banks purchased additional available for sale securities totaling $10,241,000 and recognized a net decrease in unrealized gains on securities available for sale before applicable income tax of $499,000. Securities sales totaled $516,000 and paydowns, maturities, and calls were another $10,002,000. Additionally, the investment securities portfolio realized net gains of $22,000 during 2003 and net premium amortization of $184,000.

   Rates received on taxable investment securities available for sale have decreased ten basis points more than the rates paid on interest-bearing liabilities (79 versus 69 basis points, respectively). Rates received on nontaxable investment securities and loans have decreased only 26 basis points compared to the 69 basis point decline in rates paid on interest-bearing liabilities. This was due largely to a longer average duration for nontaxable investment securities available for sale and loans than the average duration for interest-bearing liabilities. In the current interest rate environment, when investment securities mature or are sold, called, or otherwise paid down, the reinvestment rate available is nearly always lower than the yield of the liquidating security.

   Investment securities as of December 31, 2003 were approximately 55% U.S. government agency securities, 2% mortgage-backed securities, 40% state and political subdivisions, and 3% corporate obligations. During 2003, management continued to focus the investment securities portfolio in the U.S. government agency as well as state and political subdivisions categories. These investment types earn a "spread" over U.S. Treasury securities thus offering an opportunity to increase after-tax income. The year 2003 experienced a continuation of historically low market interest rates. In an effort to prudently maintain a competitive yield in the investment portfolio, over 95% of the total portfolio was invested in relatively highly rated U.S. government agency securities and state and political subdivisions. Additionally, to increase total return of the investment portfolio, 3% was invested in corporate obligations, which was less than the prior year in recognition of the greater credit and event risk of such securities, especially during challenging economic times.

   Investment securities as of December 31, 2002 were approximately 48% U.S. government agency securities, 1% mortgage-backed securities, 44% state and political subdivisions, and 7% corporate obligations. During 2002, management again focused the investment securities portfolio in the U.S. government agency as well as state and political subdivisions categories. These investment types earn a "spread" over U.S. Treasury securities thus offering an opportunity to increase after-tax income. The year 2002 experienced continuing market interest rate reductions with rates as low as any time in several decades. To prudently maintain a competitive yield in the investment portfolio, over 92% of the total portfolio was invested in relatively highly rated U.S. government agency securities and state and political subdivisions. Additionally, to increase total return of the investment portfolio, 7% was invested in corporate obligations.

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

   The fair value of investment securities available for sale at the date indicated are summarized as follows (dollar amounts in thousands):

                                                           December 31,
                                               ---------------------------------
                                                2003          2002         2002
                                               ---------------------------------

U.S. Treasury ...........................      $    --      $    --      $ 1,533
U.S. government agencies ................       20,367       18,242       18,119
Mortgage-backed securities ..............          575          281          640
State and political subdivisions ........       14,979       16,769       18,478
Corporate obligations ...................        1,236        2,803        5,696
                                               ---------------------------------
                                               $37,157      $38,095      $44,466
                                               =================================

The following table shows the maturities of investment securities available for sale at December 31, 2003 and the weighted average yields of such securities (dollar amounts in thousands):

                                                     After One, But    After Five, But    After Ten Years
                                   Within One Year  Within Five Years  Within Ten Years   or Nonmaturing
                                    Amount  Yield    Amount   Yield     Amount   Yield    Amount    Yield
                                   ----------------------------------------------------------------------
U.S. government agencies .......   $ 7,624   5.56%   $ 8,670   3.17%    $ 4,073   3.43%   $    --     --%
Mortgage-backed securities .....         6   7.19        569   3.88          --     --         --     --
State and political subdivisions     1,573   7.15      7,075   7.39       4,266   7.42      2,065   7.48
Corporate obligations ..........     1,236   6.92         --     --          --     --         --     --
                                   -------           -------            -------           -------
                                   $10,439           $16,314            $ 8,339           $ 2,065
                                   =======           =======            =======           =======

The weighted average yields in the previous table are calculated on the basis of the carrying value and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt securities have been computed on a fully taxable equivalent basis using the federal statutory tax rate of 34%, the rate in effect for the year ended December 31, 2003, and excluding the interest expense allocated to carry certain tax-exempt securities.

The Company does not use any financial instruments referred to as derivatives to manage interest rate risk and as of December 31, 2003, no investment in a single security, other than U.S. government agency securities, exceeded 10% of stockholders' equity.

Loans

Gross loans outstanding at December 31, 2003 decreased $7,121,000 or 2.6% from December 31, 2002. This decrease was the result of loan originations and purchases unable to keep pace with loan repayments, sales, and net loan charge-offs. Loans underwritten and sold to the secondary real estate market totaled $25,595,000 during 2003.

The amounts of loans outstanding at the indicated dates is shown in the following table according to the type of loans (dollar amounts in thousands):

                                                        December 31,
                                   ----------------------------------------------------
                                     2003       2002       2001       2000       1999
                                   ----------------------------------------------------
Commercial .....................   $113,811   $109,045   $106,286   $103,340   $101,079
Agricultural ...................     25,154     28,185     27,926     28,000     27,810
Real estate, construction ......     10,165      6,051      7,752      4,055      3,708
Real estate, mortgage ..........    102,893    113,295    110,931    109,557    105,068
Tax exempt, real estate mortgage      3,897      3,297      1,290      2,050      2,581
Installment ....................     13,891     17,118     21,401     26,611     29,774
Other ..........................        294        235        291        194         63
                                   ----------------------------------------------------
                                   $270,105   $277,226   $275,877   $273,807   $270,083
                                   ====================================================

The following loan categories outstanding at December 31, 2003 mature as follows (dollar amounts in thousands):

                                                          After One
                                                          Year, But
                                    Amount     One Year     Within      After
                                   of Loans     or Less   Five Years  Five Years
                                   ---------------------------------------------

Commercial .....................   $113,811    $ 36,640    $ 55,553    $ 21,618
Agricultural ...................     25,154       9,968      11,514       3,672
Real estate, construction ......     10,165       6,754       2,147       1,264
                                   --------------------------------------------
                                   $149,130    $ 53,362    $ 69,214    $ 26,554
                                   ============================================

The interest rates on the amount due after one year that are fixed or adjustable are as follows (dollar amounts in thousands):

                                                         Fixed        Adjustable
                                                        ------------------------

Commercial ...................................          $52,391        $24,780
Agricultural .................................           12,179          3,007
Real estate, construction ....................            3,356             55
                                                        ------------------------
                                                        $67,926        $27,842
                                                        ========================

During 2003 commercial loans increased by $4,766,000 or 4.4%, agricultural loans decreased $3,031,000 or 10.8%, construction real estate loans increased by $4,114,000 or 68.0%, mortgage real estate loans decreased by $10,402,000 or 9.2%, tax exempt real estate mortgage loans increased by $600,000 or 18.2%, and installment and other loans decreased by $3,227,000 or 18.9%. Overall, loans declined $7,121,000 or 2.6%. The increase in commercial loans and construction real estate loans reflects management's focus on those particular lending areas during the year, coupled with more construction activity in our markets. The reduction in agricultural loans resulted from a few large loans paying down or moving to another lender as well as charge-offs recognized during the year. The decline in mortgage real estate loans was a direct result of the large volume of customer refinancing during the year due to low interest rates which generated sizeable sales of such loans to the secondary market. The reduction in installment loans is largely attributable to very low, including 0%, financing of new automobiles by the financing arms of the major auto companies. Additionally, national financial companies offer rates and other terms which our management believes would be imprudent to match. Management continues to search for quality growth in all loan categories while remaining vigilant in maintaining high credit standards. As previously noted, the Company sells some real estate loans to the secondary market resulting in increased fee income and reduced interest rate risk. These sales of real estate loans, net of any gains recognized upon sale, totaled $25,985,000, $20,203,000, and $8,145,000 for the years ended December 31, 2003, 2002, and 2001, respectively. As of December 31, 2003, the Company's general legal lending limit was approximately $5,565,000. For loans collateralized by marketable securities, the total legal limit was approximately $9,275,000 as of December 31, 2003.

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

                                                                   December 31,
                                                   ------------------------------------------
                                                    2003     2002     2001     2000     1999
                                                   ------------------------------------------
Loans accounted for on a nonaccrual basis ......   $2,123   $1,730   $  640   $  785   $  503
Accrual loans contractually past due
  90 days or more ..............................      215    1,053      128       96       49
Loans whose terms have been renegotiated to
  provide a reduction or deferral of interest or
  principal because of a deterioration in the
  financial position of the borrower ...........       --       --       --       --       --

Total nonaccrual loans were $2,123,000 at December 31, 2003, an increase of $393,000 or 22.7% from December 31, 2002. Total nonaccrual and accrual loans contractually past due 90 days or more were $2,338,000 at December 31, 2003, a decrease of $445,000 or 16.0% from a year earlier. Compared to the average over the past five years, nonaccrual loans at December 31, 2003 were $967,000 or 83.7% more than average. Total nonaccrual and accrual loans contractually past due 90 days or more were $874,000 or 59.7% higher at December 31, 2003 than the average for these categories over the past five years.

When the full collectibility of principal or interest on any loan is considered doubtful, previously accrued but uncollected interest remains as accrued if the principal and interest is protected by sound collateral value based upon a current independent, qualified appraisal. In practice, in the vast majority of cases, the interest accrued but uncollected on loans transferred to nonaccrual status is charged-off at the time of transfer. Interest in the amounts of $139,000, $100,000, and $63,000, would have been earned on the nonaccrual loans had they been performing loans in accordance with their original terms during 2003, 2002, and 2001, respectively. The interest collected on loans designated as nonaccrual loans and included in income for the years ended December 31, 2003, 2002, and 2001 was $78,000, $30,000, and $57,000, respectively.

As of December 31, 2003, the Company had loans totaling $6,310,000 in addition to those listed as nonaccrual, past due or renegotiated that were identified by the Banks' internal asset rating systems as classified assets. This represents a $1,473,000 or 18.9% decrease from 2002. The Company is not aware of any single loan or group of loans, other than these and those reflected above, of which full collectibility cannot reasonably be expected. Management has committed resources and is focusing its attention on efforts designed to control the amount of classified assets. The Company has $25,154,000 in total agricultural loans and $8,612,000 in general warehousing and storage industry loans outstanding. The Company does not have any other substantial portion of its loans concentrated in one or a few industries nor does it have any foreign loans outstanding as of December 31, 2003. The Company's loans are heavily concentrated geographically in the Iowa counties of Muscatine and Jefferson.

In general, the agricultural loan portfolio risk is dependent on factors such as governmental policies, weather conditions, agricultural commodities prices, marketing strategies and timing, consumer willingness to purchase, as well as the mix of grain and livestock raised. Commercial loan risk can also vary widely from period to period and is particularly sensitive to changing business, technology and economic conditions as well as governmental policies. Consumer (installment and real estate mortgage) loan risk is substantially influenced by employment opportunities in the markets served by the Company. The national, regional, State of Iowa, and Counties of Muscatine and Jefferson economic activity and success levels dramatically influence the risk in each of the loan portfolios.

Other real estate owned was none, $503,000, and $251,000 as of December 31, 2003, 2002, and 2001, respectively. Management expended considerable effort during the year to sell all other real estate.

Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of provisions for loan losses. Loan losses or recoveries are charged or credited directly to the allowance for loan losses. The provision for loan losses is determined based upon an evaluation of a number of factors by management of the Banks including (i) loss experience in relation to outstanding loans, loan delinquencies, and the existing level of the allowance for loan losses, (ii) a continuing review of problem loans and overall portfolio composition and quality, (iii) regular examinations and appraisals of loan portfolios conducted by federal supervisory authorities, (iv) current and expected economic conditions, and (v) other factors that, in management's judgment, deserved evaluation in estimating loan losses. Management of the Banks continues to review the loan portfolios and believes the allowance for loan losses provides for losses that are probable as of December 31, 2003. However, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan losses in the future. Asset quality is a constant priority for the Company and its subsidiary banks. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise thus requiring further increases in the provision.

The Banks allocate the allowance for loan losses according to the amount deemed to be necessary to provide for probable losses being incurred within the categories of loans set forth in the table below. The amount of such components of the allowance for loan losses and the ratio of loans in such categories to total loans outstanding are as follows (dollar amounts in thousands):

                          2003              2002                2001              2000              1999
                     -------------------------------------------------------------------------------------------
                     Allow-   Percent  Allow-   Percent   Allow-   Percent   Allow-   Percent  Allow-    Percent
                      ance   of Loans   ance   of Loans    ance   of Loans   ance    of Loans   ance    of Loans
                       For      to       For      to        For      to       For       to       For       to
                      Loan     Total    Loan     Total     Loan     Total     Loan     Total    Loan      Total
                     Losses    Loans   Losses    Loans    Losses    Loans    Losses    Loans   Losses     Loans
                     -------------------------------------------------------------------------------------------
Real estate loans:
  Mortgage .......   $  172    39.54%  $  147    42.06%   $  111    40.68%   $  108   40.01%   $   99     38.90%
  Construction ...       --     3.76       --     2.18        --     2.81        --    1.48        --      1.37
Commercial .......    2,313    42.14    2,875    39.33     2,768    38.53     2,614   37.74     2,425     37.42
Agricultural .....      556     9.31      111    10.17        89    10.12       280   10.23       269     10.29
Installment ......      139     5.14      171     6.18       214     7.76       266    9.72       298     11.04
Other ............       --     0.11       --     0.08       --      0.10        --    0.82        --      0.98
                     -------------------------------------------------------------------------------------------
                     $3,180   100.00%  $3,304   100.00%  $3,182    100.00%   $3,268  100.00%   $3,091   100.00%
                     ===========================================================================================

Deposits

Total average deposits increased 4.5% in 2003, 1.0% in 2002, and 2.2% in 2001. The average deposits are summarized below (dollar amounts in thousands):

                                   2003                2002               2001
                            --------------------------------------------------------
                                       Average             Average            Average
                                       Interest            Interest           Interest
                                       Expense             Expense            Expense
                             Amount    Percent    Amount   Percent   Amount   Percent
                             ----------------------------------------------------------
Noninterest-bearing demand   $ 44,637     --%    $ 41,128     --%   $ 39,461     --%
Savings ..................     24,248    0.5       22,032    1.0      20,339    1.8
Interest-bearing demand ..    101,015    0.8       93,721    1.4      78,160    2.7
Time .....................    114,526    3.3      115,267    3.8     131,735    5.6
                             --------            --------          ---------
Total deposits ...........   $284,426            $272,148          $ 269,695
                             ========            ========          =========

Included in interest-bearing time deposits are certificates of deposit with a minimum denomination of $100,000, with scheduled maturities as follows (dollar amounts in thousands):

                                                                     Year Ended
                                                                    December 31,
                                                                        2003
                                                                    ------------

One to three months ......................................             $ 3,942
Three to six months ......................................               3,715
Six to twelve months .....................................               4,245
Over twelve months .......................................              12,084
                                                                       -------
                                                                       $23,986
                                                                       =======

RESULTS OF OPERATIONS:

Changes in Diluted Earnings Per Share

The decrease in diluted earnings per share between 2003 and 2002 amounted to $.21. The major sources of change are presented in the following table:

                                                             2003         2002
                                                          ----------------------

Net income per share, prior year .....................    $   2.48     $   2.30

Increase (decrease) attributable to:
  Net interest income ................................       (0.32)        0.50
  Provision for loan losses ..........................       (0.14)       (0.05)
  Investment securities gains, net ...................       (0.04)       (0.17)
  Other income .......................................        0.20         0.08
  Salaries and employee benefits .....................       (0.06)       (0.01)
  Other operating expenses ...........................          --        (0.15)
  Income taxes .......................................        0.12        (0.08)
  Change in average common shares outstanding ........        0.03         0.06
                                                          ----------------------
        Net change ...................................       (0.21)        0.18
                                                          ----------------------
        Net income per share, current year ............    $   2.27     $   2.48
                                                          ======================

Net Interest Income

The following table sets forth a summary of the changes in interest earned and paid resulting from changes in volume and rates. Changes attributable to both rate and volume which cannot be segregated have been allocated to the change due to volume (dollar amounts in thousands and income on a fully taxable equivalent basis using statutory rates in effect for year presented):

                                          Year Ended December 31, 2003       Year Ended December 31, 2002
                                          ----------------------------------------------------------------
                                          Increase (Decrease)              Increase (Decrease)
                                           Due to Change in                  Due to Change in
                                          ------------------               -------------------
                                          Average    Average      Total     Average    Average      Total
                                          Balance      Rate      Change     Balance      Rate      Change
                                          ----------------------------------------------------------------
Interest income:
  Taxable loans .......................   $ (591)    $(1,726)   $(2,317)   $   (47)   $(2,329)   $ (2,376)
  Taxable investment securities
    available for sale ................      (22)       (176)      (198)      (622)      (241)       (863)
  Nontaxable investment
    securities and loans ..............      (75)        (52)      (127)      (124)        (8)       (132)
  Federal funds sold ..................       95        (182)       (87)       558       (670)       (112)
  Restricted investment securities (10)        6          (4)         4        (58)       (54)
  Interest-bearing deposits at
    financial institutions ............       95         (23)        72         43        (16)         27
                                          ----------------------------------------------------------------
        Total interest income .........     (508)     (2,153)    (2,661)      (188)    (3,322)     (3,510)
                                          ----------------------------------------------------------------

Interest expense:
  Interest-bearing demand deposits ....       78        (648)      (570)       429     (1,412)       (983)
  Interest-bearing time deposits ......      (19)       (634)      (653)      (921)    (2,006)     (2,927)
  Notes payable .......................      (48)       (109)      (157)      (118)         1        (117)
  Other borrowings ....................     (371)       (421)      (792)       121       (384)       (263)
  Company obligated mandatorily
    redeemable preferred securities ...       13          --         13        100         --         100
                                          ----------------------------------------------------------------
        Total interest expense ........     (347)     (1,812)    (2,159)      (389)    (3,801)     (4,190)
                                          ----------------------------------------------------------------

        Change in net
        interest earnings .............   $ (161)   $   (341)   $  (502)   $   201    $   479    $     680
                                          =================================================================

Nonaccruing loans are included in the average balance. Loan fees are not material.

Provision for Loan Losses

The following table summarizes average loan balances at the end of each year; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and the provisions for loan losses which have been charged to operating expense (dollar amounts in thousands):

                                                                Year Ended December 31,
                                              --------------------------------------------------------
                                                 2003        2002       2001        2000        1999
                                              --------------------------------------------------------
Balance of allowance for loan
  losses at beginning of year .............   $  3,304    $  3,182    $  3,268    $  3,091    $  2,787
                                              --------------------------------------------------------
Loans charged off:
  Commercial and agricultural .............        620         133         237          98         168
  Mortgage ................................         97          39          20          16          11
  Installment .............................        103         199         247         216         150
                                              --------------------------------------------------------
        Total loans charged off ...........        820         371         504         330         329
                                              --------------------------------------------------------
Recoveries of loans previously charged off:
  Commercial and agricultural .............          4           6           6          19         172
  Mortgage ................................          1          --          --           3          17
  Installment .............................         46          47          46          56          38
                                              --------------------------------------------------------
        Total recoveries ..................         51          53          52          78         227
                                              --------------------------------------------------------
Net loans charged off (recovered) .........        769         318         452         252         102
                                              --------------------------------------------------------
Provisions for loan losses charged
  to operating expense ....................        645         440         366         429         406
                                              --------------------------------------------------------
Balance at end of year ....................   $  3,180    $  3,304    $  3,182    $  3,268    $  3,091
                                              ========================================================

Average net loans outstanding .............   $267,914    $276,454    $276,271    $272,425    $263,346
Ratio of net loan charge-offs
  (recoveries) to average net
  loans outstanding .......................       0.29%       0.12%       0.16%       0.09%       0.04%
Allowance for loan losses as a
  percentage of average net
  loans outstanding .......................       1.19        1.20        1.15        1.21        1.18
Coverage of net charge-offs by
  year-end allowance for loan
  losses ..................................       4.14       10.39        7.04       12.97       30.30

Operating Expenses

Operating expenses include all the costs incurred to operate the Company, except for interest expense, the loan loss provision, and income taxes. A continuing objective of the Company is to successfully control these overhead costs while maintaining optimal productivity, efficiency, capacity, and quality service. Salaries and benefits, the largest component of operating expenses, were actively monitored and controlled during 2003. Total salaries and benefits of $5,000,000 in 2003 increased only $87,000 or 1.8% from 2002. Occupancy expenses increased to $707,000 during 2003, which represented a $33,000 or 4.9% increase from 2002. This rise in occupancy costs was largely the result of opening a new branch facility in Muscatine during the year. Equipment expenses were reduced to $618,000; a $62,000 or 9.1% decline from 2002 as management focused on control of this expense category. Office supplies, printing, and postage of $362,000 in 2003 were $20,000 or 5.8% more than 2002. Computer costs rose in 2003 to total $526,000, a $20,000 or 4.0% increase from 2002. This cost increase was primarily attributed to additional computer communications, recovery, and backup expenditures, as well as new marketing applications. Advertising and business promotion decreased $2,000 or 1.2% to total $168,000 in 2003 compared to 2002. Finally, other operating expenses decreased $9,000 or 0.6% to $1,417,000 for 2003 compared to 2002. This decrease was due in large measure to management's continual focus on expense control. Overall, operating expenses increased only $87,000, or 1.0%, to total $8,798,000 versus $8,711,000 in 2002. The efficiency ratio, defined as noninterest expense, excluding the provision for loan losses, as a percent of net interest income plus noninterest income, was 62.7% in 2003. This was higher than the efficiency ratio of 61.1% for the year ended December 31, 2002. The efficiency ratio was most impacted by lower net interest income in 2003 than 2002. As previously noted, the 2003 net interest income was $459,000 less than 2002, other income was $233,000 more in 2003 than 2002, and other operating expenses were only $87,000 greater in 2003 than 2002.

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

Net Income

The Company's consolidated net income for the three years is as follows (dollar amounts in thousands):

                                                   Year Ended December 31,
                                          --------------------------------------
                                           2003            2002            2001
                                          --------------------------------------

Net income .....................          $3,220          $3,570          $3,400
                                          ======================================

Net income decreased $350,000 or 9.8% in 2003. The net interest income decreased $459,000 or 4.0%. The provisions for loan losses increased $205,000 or 46.6% to total $645,000 in 2003. Other income, without securities gains, grew $295,000 or 11.4%. Securities gains decreased to $22,000 in 2003 from $84,000 a year earlier. Operating expenses rose $87,000 or 1.0% and income taxes decreased $168,000 or 10.9%. The income tax expense decrease was attributed to lower net income in 2003 than 2002 and a slight decrease in the effective tax rate for the year ended December 31, 2003 of 29.9% compared to 30.2% the prior year.

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

Selected Consolidated Ratios:

                                                        Year Ended December 31,
                                                      --------------------------
                                                       2003     2002       2001
                                                      --------------------------

Percentage of net income to:
  Average stockholders' equity ...................    12.86%    14.87%    14.96%
  Average total assets ...........................     0.83      0.93      0.90
Percentage of average stockholders' equity to
  average total assets ...........................     6.46      6.28      6.01
Dividend payout ratio, based on dividends
  declared during the year .......................    41.85     37.10     38.70

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

The following table shows the interest rate sensitivity position at several repricing intervals (dollar amounts in thousands):

                                                        Repricing Maturities at December 31, 2003
                                              -----------------------------------------------------------------
                                              Less Than    3-12        1-5     More Than  Noninterest
                                              3 Months    Months      Years     5 Years     Bearing     Total
                                              -----------------------------------------------------------------
Assets:
  Loans ..................................    $ 44,947   $ 33,333   $144,228   $ 45,474    $ 2,123   $ 270,105
  Investment securities ..................       3,569      6,870     16,314     10,404         --      37,157
  Other earning assets ...................      32,218      3,071      3,073         --         --      38,362
  Life insurance contracts ...............          --      4,254         --         --         --       4,254
  Restricted investment securities .......          --      3,028         --         --         --       3,028
  Nonearning assets ......................          --         --         --         --     19,508      19,508
                                              -----------------------------------------------------------------
        Total assets .....................    $ 80,734   $ 50,556   $163,615   $ 55,878   $ 21,631   $ 372,414
                                              =================================================================

Liabilities and Equity:
  Deposits ...............................    $ 51,070   $ 93,597   $ 80,260   $ 5,100    $ 47,549    $277,576
  Notes payable ..........................       2,700         --         --        --          --       2,700
  Securities sold under agreements
    to repurchase and open note ..........       3,857        338      1,273        --          --       5,468
  FHLB advances ..........................       1,400      9,087     37,509     4,075          --      52,071
  Junior subordinated debentures .........          --         --         --     4,125          --       4,125
  Other liabilities ......................          --         --         --        --       2,066       2,066
  Redeemable common stock held
    by KSOP ..............................          --         --         --        --       2,971       2,971
  Equity .................................          --         --         --        --      25,437      25,437
                                              ----------------------------------------------------------------
        Total liabilities and equity .....    $ 59,027   $103,022   $119,042  $ 13,300    $ 78,023    $372,414
                                              ================================================================

Repricing gap ............................    $ 21,707   $ 52,466   $ 44,573  $ 42,578    $(56,392)   $     --
Cumulative repricing gap .................      21,707    (30,759)    13,814    56,392          --          --

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

FHLB advances in the 1-5 year repricing category include $4,943,000 of advances with actual maturities in the greater than 5 year category. These advances have options associated with them which allow the Company to "put" the advances back to the FHLB at a date substantially earlier than the stated maturity. The Company may utilize this put option if deemed appropriate, or hold such advances until maturity. As part of the Company's overall interest rate risk management, these puts are analyzed and used when advantageous. During 2003, advances totaling $12,500,000 were put back to the FHLB.

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative repricing gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At December 31, 2003, using the estimates discussed above, rate sensitive liabilities exceeded rate sensitive assets within a one-year period by $30,759,000 and, thus, the Company is theoretically positioned to benefit from a fall in interest rates within the next year. This compares to year-end 2002 rate sensitive liabilities exceeding rate sensitive assets within a one-year period of $56,073,000.

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

Liquidity:

For banks, liquidity represents ability to meet both loan commitments and deposit withdrawals. Factors which influence the need for liquidity are varied, but include general economic conditions, asset/liability mix, bank reputation, future FDIC funding needs, changes in regulatory environment, and credit standing. Assets which provide liquidity consist principally of loans, cash, and due from banks, interest-bearing deposits at financial institutions, investment securities, and short-term investments such as federal funds. Maturities of securities and loan payments provide a constant flow of funds available for cash needs. Liquidity also can be gained by the sale of loans or securities, which were previously designated as available for sale, FHLB advances, and lines of credit. Interest rates, relative to the rate paid by the security or loan sold, along with the maturity of the security or loan, are the major determinants of the price which can be realized upon sale. Net cash provided by operating activities totaled $6,329,000 in 2003 which compares to cash provided by operating activities for the year ended December 31, 2002 of $4,477,000. The Company generated significant operating cash from sales of its new production and refinancing mortgage loans, non-cash provision for loan losses, depreciation, deferred income taxes and declining accrued interest receivable. Net cash used in investing activities totaled $1,211,000 for the year ended December 31, 2003 as cash was used to purchase interest-bearing deposits at financial institutions as well as bank premises and equipment. Cash was generated by a reduction in loans outstanding. Net cash provided by investing activities totaled $3,739,000 for the year ended December 31, 2002. During the years ended December 31, 2003 and 2002 cash used in financing activities totaled $9,413,000 and $5,594,000, respectively. The cash used during the year resulted primarily from payments which exceeded new advances from the Federal Home Loan Bank, payments which exceeded new funds from notes payable, a net decrease in securities sold under agreements to repurchase, and cash dividends paid to shareholders.

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits under $100,000 at December 31, 2003 were $253,590,000 or 91.4% of total deposits and 68.1% of total liabilities, mezzanine capital, and equity.

At December 31, 2003, securities sold under agreements to repurchase and treasury tax and loan open note funding sources totaled $5,468,000. Federal Home Loan Bank advances totaled $52,071,000. At year-end total federal funds sold and securities maturing within one year were $41,847,000 or 11.2% of total assets. Both short-term and long-term liquidity are actively monitored and managed. The Company had an unused secured line of credit totaling $1,700,000 at December 31, 2003.

Equity  increased  $1,124,000  during 2003 to total  $25,437,000 at December 31,
2003.

At December 31, 2003, securities available for sale totaling $37,157,000 included $1,260,000 of gross unrealized gains and $3,000 gross unrealized losses. These securities may be sold in whole or part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by management.

Off-Balance-Sheet Arrangements:

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

                                                             December 31,
                                                    ----------------------------
                                                       2003              2002
                                                    ----------------------------
Financial instruments whose contract
  amounts represent credit risk:
  Commitments to extend credit ...............      $43,843,000      $44,521,000
  Standby letters of credit ..................        2,336,000        2,539,000

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Banks would be entitled to seek recovery from the customer. At December 31, 2003 and 2002 no amounts have been recorded as liabilities for the Banks' potential obligations under these guarantees.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of none and $390,000 as of December 31, 2003 and 2002, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

Contingencies:

In the normal course of business, the Banks are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

Contractual Obligations:

The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payments date (dollar amounts in thousands):

                                                                     Payments Due In
                                                 ------------------------------------------------------
                                                 One Year    One to     Three to      Over
                                                 Or Less  Three Years  Five Years  Five Years    Total
                                                 ------------------------------------------------------
Deposits without a stated maturity ...........   $166,163   $     --    $     --    $     --   $166,163
Certificates of deposit ......................     57,365     36,081      12,867       5,100    111,413
Notes payable ................................        600      1,200         900          --      2,700
Securities sold under agreements to repurchase      3,639      1,273          --          --      4,912
Federal Home Loan Bank advances (a) ..........      7,950     19,850      15,250       9,021     52,071
Treasury tax and loan open note ..............        556         --          --          --        556
Junior subordinated debentures ...............         --         --          --       4,125      4,125
Purchase obligations (b) .....................        462        924         693          --      2,079
                                                 ------------------------------------------------------
        Total ................................   $236,735   $ 59,328    $ 29,710    $ 18,246   $344,019
                                                 ======================================================

Each of the above obligations exclude accrued interest payable, as applicable.

  1. Of the advances maturing after five years, $4,443,000 have options which allow the Company the right, but not the obligation to "put" the advances back to the Federal Home Loan Bank.

  2. The Company's purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology. The actual obligations paid may differ from these amounts due to the portion of such payments which are variable in nature.

Capital:

As previously noted, stockholders' equity increased $1,124,000 or 4.6% in 2003. The Company had net income of $3,220,000, a decrease in accumulated other comprehensive income of $313,000, cash dividends declared totaling $1,344,000, increase in obligation related to KSOP shares totaling $254,000, and net treasury shares purchased of $185,000. Dividends to stockholders were declared at a rate of $.95, $.92, and $.89 per share during the years ended December 31, 2003, 2002, and 2001, respectively.

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

Current Accounting Developments:
The Financial Accounting Standards Board has issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. The Statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of the Statement on July 1, 2003 did not have a significant impact on the consolidated financial statements.

The Financial Accounting Standards Board has issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. For the Company, the Statement was effective July 1, 2003 and implementation had no significant impact on the consolidated financial statements.

The Financial  Accounting  Standard  Board has issued  Interpretation  (FIN) 46,
Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 which, for the Company, is effective for the year ended December 31, 2003. FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE), that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. Under the provisions of FIN 46 and FIN 46R, Iowa First Capital Trust I, a 100% owned subsidiary of the Company, no longer meets the criteria for consolidation. FIN 46 was adopted on a prospective basis on December 31, 2003. As a result, the 2003 balance sheet includes $4,125,000 of junior subordinated debentures which, for prior periods presented, is classified in the balance sheet as $4,000,000 of Company Obligated Mandatorily Redeemable Preferred Securities, after a consolidation elimination of $125,000. Additionally, the 2003 income statement includes $426,000 of interest expense on junior subordinated debentures which, for prior periods presented, is classified as $413,000 of interest expense on Company Obligated Mandatorily Redeemable Preferred Securities, after a consolidation elimination of $13,000.

In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of this accounting change and, if necessary or warranted, provide further appropriate guidance. No further guidance has been issued to date and, as such, the $4 million in trust preferred securities issued by Iowa First Capital Trust I, which are no longer included on the Company's consolidated balance sheet, were included in Tier I capital for regulatory capital purposes at December 31, 2003. There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in regulatory capital in the future. Assuming the Company was not permitted to include these securities in regulatory capital at December 31, 2003, the Company would still exceed the regulatory required minimums for capital adequacy purposes.

The Accounting  Standards  Executive  Committee has issued Statement of Position
(SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This Statement applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value with no allowance for loan losses, or other valuation allowance, permitted at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are less than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. For the Company, this Statement is effective for calendar year 2005 and, early adoption, although permitted, is not planned. No significant impact is expected on the consolidated financial statements at the time of adoption.

Forward-Looking Statements:

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

  0 The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

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

Quarterly Results of Operations (Unaudited):

In the fourth quarter of 2003, net income was $719,000, compared with $861,000 in the same period of 2002, a decrease of 16.5%. The net interest income during the fourth quarter of 2003 was $2,712,000 compared with $2,919,000 for the fourth quarter of 2002. The provision for loan losses in the fourth quarter of 2003 was $120,000 compared with $110,000 in 2002. Other income totaled $647,000 and $705,000 during the fourth quarter of 2003 and 2002, respectively. Other operating expenses of $2,216,000 in the last quarter of 2003 compared with $2,321,000 for the last quarter of 2002. Income tax expense was $304,000 and $332,000 for the final quarter of 2003 and 2002, respectively.

Quarterly results of operations are as follows (dollar amounts in thousands):

                                                                     Quarter Ended
                                                     ------------------------------------------------
                                                     March 31,  June 30,  September 30,  December 31,
                                                        2003      2003        2003           2003
                                                     ------------------------------------------------
Total  interest income ............................   $5,135     $5,090     $4,869         $4,665
Total  interest expense ...........................    2,354      2,251      2,059          1,953
                                                      -------------------------------------------
Net interest income ...............................    2,781      2,839      2,810          2,712
Provision for loan losses .........................      370         90         65            120
Other income ......................................      647        765        838            647
Other expense .....................................    2,200      2,180      2,202          2,216
                                                      -------------------------------------------
Income before income taxes ........................      858      1,334      1,381          1,023
Applicable income taxes ...........................      241        390        441            304
                                                      -------------------------------------------
Net income ........................................   $  617     $  944     $  940         $  719
                                                      ===========================================

Net income per share, basic and diluted ...........   $ 0.43     $ 0.67     $ 0.66         $ 0.51
                                                      ===========================================

                                                                     Quarter Ended
                                                     ------------------------------------------------
                                                     March 31,  June 30,  September 30,  December 31,
                                                        2002      2002        2002           2002
                                                     ------------------------------------------------

Total  interest income ............................   $5,627     $5,654     $5,607         $5,489
Total  interest expense ...........................    2,833      2,716      2,657          2,570
                                                      -------------------------------------------
Net interest income ...............................    2,794      2,938      2,950          2,919
Provision for loan losses .........................       68        167         95            110
Other income ......................................      679        641        639            705
Other expense .....................................    2,176      2,154      2,060          2,321
                                                      -------------------------------------------
Income before income taxes ........................    1,229      1,258      1,434          1,193
Applicable income taxes ...........................      374        389        449            332
                                                      -------------------------------------------
Net income ........................................   $  855     $  869     $  985         $  861
                                                      ===========================================

Net income per share, basic and diluted ...........   $ 0.59     $ 0.60     $ 0.69         $ 0.60
                                                      ===========================================

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

In adjusting the Company's asset/liability position, the Board and management attempt to manage the Company's interest rate risk while maintaining or enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company's interest rate risk position somewhat in order to increase its net interest margin. The Company's results of operations and net portfolio values remain vulnerable to changes in interest rates and to fluctuations in the difference between long- and short-term interest rates.

One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance-sheet contracts. The following table sets forth, at December 31, 2003, an analysis of the Banks' interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ or - 200 basis points, measured in 100 basis point increments).

     Change in                                Estimated Increase
      Interest          Estimated             (Decrease) in NPV
                                      -----------------------------------
       Rates            NPV Amount         Amount           Percent
-------------------------------------------------------------------------
   (Basis Points)                  (Dollars in Thousands)

+200                         $ 21,566          $ (5,257)            (20%)
+100                           23,978            (2,845)             (11)
 -                             26,823                 -                -
-100                           30,172             3,349               12
-200                           33,857             7,034               26

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

Item 8.   Financial Statements and Supplementary Data

                           IOWA FIRST BANCSHARES CORP.

                   Index to Consolidated Financial Statements

Independent Auditor's Report                                                  26

Financial Statements
   Consolidated balance sheets                                                27
   Consolidated statements of income                                          28
   Consolidated statements of changes in stockholders' equity                 29
   Consolidated statements of cash flows                                 30 - 31
   Notes to consolidated financial statements                            32 - 49

Independent Auditor's Report

To the Board of Directors
Iowa First Bancshares Corp.
Muscatine, Iowa

We have audited the accompanying consolidated balance sheets of Iowa First Bancshares Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2003, 2002, and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iowa First Bancshares Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ McGladrey & Pullen, LLP
---------------------------

Davenport, Iowa
January 16, 2004


McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.

Iowa First Bancshares Corp. and Subsidiaries

Consolidated Balance Sheets
December 31, 2003 and 2002

Assets                                                                      2003             2002
-----------------------------------------------------------------------------------------------------
Cash and due from banks (Note 1) ...................................   $  12,988,000    $  17,283,000
Interest-bearing deposits at financial institutions ................       6,948,000        1,791,000
Federal funds sold .................................................      31,414,000       30,600,000
Investment securities available for sale (Note 3) ..................      37,157,000       38,095,000
Loans, net of allowance for loan losses 2003 $3,180,000;
  2002 $3,304,000 (Notes 4, 8, and 15) .............................     266,925,000      273,922,000
Bank premises and equipment, net (Note 5) ..........................       6,764,000        5,303,000
Accrued interest receivable ........................................       2,231,000        2,672,000
Life insurance contracts ...........................................       4,254,000        3,953,000
Restricted investment securities ...................................       3,028,000        3,957,000
Other assets .......................................................         705,000        1,129,000
                                                                       ------------------------------
Total assets .......................................................   $ 372,414,000    $ 378,705,000
                                                                       ==============================

Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing ............................................   $  47,549,000    $  45,293,000
    Interest-bearing ...............................................     230,027,000      225,129,000
                                                                       ------------------------------
        Total deposits (Note 6) ....................................     277,576,000      270,422,000
  Notes payable (Note 7) ...........................................       2,700,000        3,300,000
  Securities sold under agreements to repurchase (Note 8) ..........       4,912,000        6,591,000
  Federal Home Loan Bank advances (Note 8) .........................      52,071,000       64,609,000
  Treasury tax and loan open note (Note 8) .........................         556,000          785,000
  Junior subordinated debentures (Note 9) ..........................       4,125,000               --
  Company obligated mandatorily redeemable preferred securities of
    subsidiary trust holding solely subordinated debentures (Note 9)              --        4,000,000
  Dividends payable ................................................         343,000          335,000
  Other liabilities ................................................       1,723,000        1,633,000
                                                                       ------------------------------
        Total liabilities ..........................................     344,006,000      351,675,000
                                                                       ------------------------------
Commitments and Contingencies (Note 14)

Redeemable Common Stock Held by Employee Stock Ownership
  Plan with 401(k) provisions (KSOP) (Note 11) .....................       2,971,000        2,717,000
                                                                       ------------------------------
Stockholders' Equity (Note 10):
  Preferred stock, stated value of $1.00 per share; shares
    authorized 500,000; shares issued none .........................              --               --
  Common stock, no par value; shares authorized 6,000,000;
    shares issued 1,832,429; shares outstanding 2003,
    1,417,560; 2002, 1,424,445 .....................................         200,000          200,000
  Additional paid-in capital .......................................       4,251,000        4,254,000
  Retained earnings ................................................      36,071,000       34,195,000
  Accumulated other comprehensive income ...........................         788,000        1,101,000
  Less cost of common shares acquired for the treasury
    2003, 414,869; 2002, 407,984 ...................................     (12,902,000)     (12,720,000)
  Less maximum cash obligation related to KSOP shares (Note 11) ....      (2,971,000)      (2,717,000)
                                                                       ------------------------------
        Total stockholders' equity .................................      25,437,000       24,313,000
                                                                       ------------------------------
        Total liabilities and stockholders' equity .................   $ 372,414,000    $ 378,705,000
                                                                       ==============================

See Notes to Consolidated Financial Statements.

Iowa First Bancshares Corp. and Subsidiaries

Consolidated Statements of Income
Years Ended December 31, 2003, 2002, and 2001

                                                                  2003          2002         2001
-----------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans, including fees:
    Taxable ...............................................   $17,216,000   $19,533,000   $21,909,000
    Nontaxable ............................................       137,000       131,000       107,000
  Investment securities available for sale:
    Taxable ...............................................       973,000     1,171,000     2,034,000
    Nontaxable ............................................       731,000       821,000       932,000
  Federal funds sold ......................................       446,000       533,000       645,000
  Restricted investment securities ........................       113,000       117,000       171,000
  Other ...................................................       143,000        71,000        44,000
                                                              ---------------------------------------
        Total interest and dividend income ................    19,759,000    22,377,000    25,842,000
                                                              ---------------------------------------
Interest expense:
  Deposits ................................................     4,704,000     5,927,000     9,837,000
  Notes payable ...........................................       150,000       307,000       424,000
  Other borrowed funds ....................................     3,337,000     4,129,000     4,392,000
  Junior subordinated debentures ..........................       426,000            --            --
  Company obligated mandatorily redeemable
    preferred securities ..................................            --       413,000       313,000
                                                              ---------------------------------------
        Total interest expense ............................     8,617,000    10,776,000    14,966,000
                                                              ---------------------------------------
        Net interest income ...............................    11,142,000    11,601,000    10,876,000
Provision for loan losses (Note 4) ........................       645,000       440,000       366,000
                                                              ---------------------------------------
        Net interest income after provision for loan losses    10,497,000    11,161,000    10,510,000
                                                              ---------------------------------------
Other income:
  Trust department ........................................       311,000       367,000       368,000
  Service fees ............................................     1,703,000     1,514,000     1,356,000
  Investment securities gains, net ........................        22,000        84,000       331,000
  Gains on loans sold .....................................       348,000       212,000        64,000
  Other ...................................................       513,000       487,000       681,000
                                                              ---------------------------------------
        Total other income ................................     2,897,000     2,664,000     2,800,000
                                                              ---------------------------------------
Operating expenses:
  Salaries and employee benefits ..........................     5,000,000     4,913,000     4,900,000
  Occupancy expenses, net .................................       707,000       674,000       728,000
  Equipment expenses ......................................       618,000       680,000       707,000
  Office supplies, printing, and postage ..................       362,000       342,000       376,000
  Computer costs ..........................................       526,000       506,000       446,000
  Advertising and business promotion ......................       168,000       170,000       194,000
  Other operating expenses ................................     1,417,000     1,426,000     1,126,000
                                                              ---------------------------------------
        Total operating expenses ..........................     8,798,000     8,711,000     8,477,000
                                                              ---------------------------------------

        Income before income taxes ........................     4,596,000     5,114,000     4,833,000

Income taxes (Note 12) ....................................     1,376,000     1,544,000     1,433,000
                                                              ---------------------------------------
        Net income ........................................   $ 3,220,000   $ 3,570,000   $ 3,400,000
                                                              =======================================

Net income per common share, basic and diluted (Note 13) ..   $      2.27   $      2.48   $      2.30

Weighted average common shares, basic and diluted .........     1,419,905     1,440,466     1,478,220

Dividends declared per share ..............................   $      0.95   $      0.92   $      0.89

See Notes to Consolidated Financial Statements.

Iowa First Bancshares Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2003, 2002, and 2001

                                                                  Accumulated                  Maximum
                                                                     Other                       Cash
                                         Additional                  Compre-                  Obligation     Compre-
                                Common     Paid-In      Retained     hensive    Treasury      Related to     hensive
                                 Stock     Capital      Earnings     Income      Stock        KSOP Shares    Income       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000 .   $200,000  $4,309,000   $29,852,000  $  290,000  $(10,901,000)  $(2,118,000)              $21,632,000
  Comprehensive income:
    Net income .............         --          --     3,400,000          --            --            --   $3,400,000    3,400,000
    Other comprehensive
      income, net of tax
      (Note 2) .............         --          --            --     568,000            --            --      568,000      568,000
                                                                                                            ----------
        Comprehensive income                                                                                $3,968,000
                                                                                                            ==========
Cash dividends declared,
  $.89 per share ...........         --          --    (1,308,000)          --           --            --                (1,308,000)
Purchase of 56,387 shares
  of common stock for the
  treasury .................         --          --            --           --   (1,227,000)           --                (1,227,000)
Sale of 4,494 shares of
  common stock to the KSOP .         --     (44,000)           --           --      143,000            --                    99,000
Change related to KSOP shares
  (Note 11) ................         --          --            --           --           --      (124,000)                 (124,000)
                              ---------------------------------------------------------------------------              -----------
Balance, December 31, 2001 .    200,000   4,265,000    31,944,000      858,000  (11,985,000)   (2,242,000)               23,040,000
  Comprehensive income:
    Net income .............         --          --     3,570,000           --           --            --   $3,570,000    3,570,000
    Other comprehensive
      income, net of tax
      (Note 2) .............         --          --            --      243,000           --            --      243,000      243,000
                                                                                                            ----------
        Comprehensive income                                                                                $3,813,000
                                                                                                            ==========
  Cash dividends declared,
    $.92 per share .........         --          --    (1,319,000)          --           --            --                (1,319,000)
  Purchase of 34,045 shares
    of common stock for the
    treasury ...............         --          --            --           --     (800,000)           --                  (800,000)
  Sale of 2,086 shares of
    common stock to the
    KSOP and others ........         --     (11,000)           --           --       65,000            --                    54,000
  Change related to KSOP
    shares (Note 11) .......         --          --            --           --           --      (475,000)                 (475,000)
                               --------------------------------------------------------------------------               -----------
Balance, December 31, 2002 .   $200,000  $4,254,000   $34,195,000   $1,101,000 $(12,720,000)  $(2,717,000)              $24,313,000
  Comprehensive income:
    Net income .............         --          --     3,220,000           --           --            --   $3,220,000    3,220,000
    Other comprehensive
      (loss), net of tax
      (Note 2) .............         --          --            --     (313,000)          --            --     (313,000)    (313,000)
                                                                                                            ----------
        Comprehensive income                                                                                $2,907,000
                                                                                                            ==========
  Cash dividends declared,
    $.95 per share .........         --          --    (1,344,000)          --           --            --                (1,344,000)
  Purchase of 8,600 shares
    of common stock for the
    treasury ...............         --          --            --           --     (235,000)           --                  (235,000)
  Sale of 1,715 shares of
    common stock to the KSOP         --      (3,000)           --           --       53,000            --                    50,000
  Change related to KSOP
    shares (Note 11) .......         --          --            --           --           --      (254,000)                 (254,000)
                               ---------------------------------------------------------------------------              -----------
Balance, December 31, 2003 .   $200,000  $4,251,000   $36,071,000   $  788,000 $(12,902,000)  $(2,971,000)              $25,437,000
                               ===========================================================================              ===========

See Notes to Consolidated Financial Statements.

Iowa First Bancshares Corp. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002, and 2001

                                                             2003             2002             2001
------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income ..........................................   $  3,220,000    $  3,570,000    $  3,400,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Proceeds from loans sold ..........................     26,333,000      20,415,000       8,209,000
    Loans underwritten ................................    (25,595,000)    (20,593,000)     (8,145,000)
    Gains on loans sold ...............................       (348,000)       (212,000)        (64,000)
    Provision for loan losses .........................        645,000         440,000         366,000
    Investment securities gains, net ..................        (22,000)        (84,000)       (331,000)
    Depreciation ......................................        523,000         537,000         647,000
    Deferred income taxes .............................        290,000         (37,000)        (45,000)
    Amortization of premiums and accretion
      of discounts on investment securities,
      net .............................................        184,000          44,000         (31,000)
   Changes in assets and liabilities:
     Decrease in accrued interest receivable ..........        441,000         121,000         588,000
     Net (increase) decrease in other assets ..........        672,000         397,000        (133,000)
     Net (decrease) in other liabilities ..............        (14,000)       (121,000)       (329,000)
                                                           -------------------------------------------
        Net cash provided by operating
        activities ....................................      6,329,000       4,477,000       4,132,000
                                                           -------------------------------------------

Cash Flows from Investing Activities:
  Net increase in interest-bearing deposits
    at financial institutions .........................     (5,157,000)       (171,000)     (1,432,000)
  Net (increase) decrease in federal funds sold .......       (814,000)        400,000     (16,350,000)
  Proceeds from sales, maturities, calls, and
    paydowns of securities available for sale .........     10,518,000      16,320,000      26,482,000
  Purchase of securities available for sale ...........    (10,241,000)     (9,520,000)     (6,623,000)
  Net (increase) decrease in loans ....................      5,839,000      (1,824,000)     (2,773,000)
  Purchases of bank premises and equipment ............     (1,984,000)       (785,000)       (766,000)
  Purchases of life insurance contracts ...............       (100,000)       (405,000)             --
  Increase in cash value of life insurance
    contracts .........................................       (201,000)       (187,000)       (177,000)
  (Purchases) sales of restricted investment securities        929,000         (89,000)        (37,000)
                                                          --------------------------------------------
        Net cash provided by (used in) investing
        activities ....................................   $ (1,211,000)   $  3,739,000    $ (1,676,000)
                                                          --------------------------------------------

                                                        (Continued)

Iowa First Bancshares Corp. and Subsidiaries

Years Ended December 31, 2003, 2002, and 2001

                                                              2003           2002            2001
-----------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Net increase (decrease) in noninterest-bearing
    deposits .........................................   $  2,256,000    $  3,128,000    $ (6,484,000)
  Net increase (decrease) in interest-bearing deposits      4,898,000        (230,000)      2,528,000
  Repayment of notes payable .........................     (3,922,000)     (2,119,000)       (732,000)
  Proceeds from note payable .........................      3,322,000              --              --
  Net increase (decrease) in line of credit ..........             --              --        (125,000)
  Net increase (decrease) in securities sold
    under agreements to repurchase ...................     (1,679,000)      1,523,000       1,118,000
  Advances from Federal Home Loan Bank ...............     10,550,000       7,100,000      18,850,000
  Payments of advances from Federal Home
    Loan Bank ........................................    (23,088,000)    (13,197,000)    (19,675,000)
  Net increase (decrease) in treasury tax and
    loan open note ...................................       (229,000)        163,000        (565,000)
  Net proceeds from issuance of company
    obligated mandatorily redeemable preferred
    securities of subsidiary trust ...................             --              --       3,832,000
  Cash dividends paid ................................     (1,336,000)     (1,315,000)     (1,309,000)
  Purchases of common stock for the treasury .........       (235,000)       (800,000)     (1,227,000)
  Proceeds from issuance of common stock .............         50,000         153,000              --
                                                         --------------------------------------------
        Net cash (used in) financing
        activities ...................................     (9,413,000)     (5,594,000)     (3,789,000)
                                                         --------------------------------------------

        Net increase (decrease) in cash and
        due from banks ...............................     (4,295,000)      2,622,000      (1,333,000)

Cash and due from banks:
  Beginning ..........................................     17,283,000      14,661,000      15,994,000
                                                         --------------------------------------------
  Ending .............................................   $ 12,988,000    $ 17,283,000    $ 14,661,000
                                                         ============================================

Supplemental Disclosures of Cash Flow
  Information, cash payments for:
  Interest ...........................................   $  8,750,000    $ 10,963,000    $ 15,452,000
  Income taxes .......................................      1,191,000       1,619,000       1,542,000

Supplemental Schedule of Noncash Investing
  and Financing Activities:
  Change in accumulated other comprehensive
    income, unrealized gains (losses) on securities
    available for sale, net ..........................       (313,000)        243,000         568,000
  (Increase) in maximum cash obligation related
    to KSOP shares ...................................       (254,000)       (475,000)       (124,000)
  Due from KSOP for sale of common stock .............             --              --          99,000
  Transfers of loans to other real estate owned ......        123,000         547,000         251,000

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

Significant accounting policies:

Accounting estimates: The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses is inherently subjective, as it requires material estimates that are susceptible to significant change. The fair value disclosure of financial instruments is an estimate that can be computed within a range.

Principles of consolidation: As of and for the year ended December 31, 2003, the accompanying consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries, except Iowa First Capital Trust I, which under current accounting rules, no longer meets the criteria for consolidation. See further discussion in the Current Accounting Developments section of this note. For prior periods presented, the accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and due from banks: The Banks are required by federal banking regulations to maintain certain cash and due from bank reserves. The reserve requirement was approximately $3,251,000 and $3,232,000 as of December 31, 2003 and 2002,
respectively.

Investment securities available for sale: Securities available for sale are accounted for at fair value and the unrealized holding gains or losses are presented as a separate component of accumulated other comprehensive income, net of their deferred income tax effect. Realized gains and losses, determined using the specific-identification method, are included in earnings.

Declines in the fair value of individual available for sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses.

Premiums and discounts are recognized in interest income using the interest method over the expected life of the security. There were no investments held to maturity or for trading purposes as of December 31, 2003 or 2002.

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

The allowance for loan losses is maintained at the level considered adequate by management of the Banks to provide for losses that are probable. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. In determining the adequacy of the allowance balance, the Banks make continuous evaluations of the loan portfolio and related off-balance sheet commitments, consider current economic conditions, historical loan loss experience, review of specific problem loans, and other factors.

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

Sales of loans: As part of its management of assets and liabilities, the Company periodically sells residential real estate loans. Loans which are expected to be sold in the foreseeable future are classified as held for sale and are recorded at the lower of cost or estimated market value in the aggregate.

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

Earnings per share: Basic earnings per share are arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. There were no common stock equivalents outstanding during the years ended December 31, 2003, 2002, and 2001.

Current accounting developments: The Financial Accounting Standards Board has issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. The Statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of the Statement on July 1, 2003 did not have a significant impact on the consolidated financial statements.

The Financial Accounting Standards Board has issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. For the Company, the Statement was effective July 1, 2003 and implementation had no significant impact on the consolidated financial statements.

The Financial  Accounting  Standard  Board has issued  Interpretation  (FIN) 46,
Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 which, for the Company, is effective for the year ended December 31, 2003. FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE), that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. Under the provisions of FIN 46 and FIN 46R, Iowa First Capital Trust I, a 100% owned subsidiary of the Company, no longer meets the criteria for consolidation. FIN 46 was adopted on a prospective basis on December 31, 2003. As a result, the 2003 balance sheet includes $4,125,000 of junior subordinated debentures which, for prior periods presented, is classified in the balance sheet as $4,000,000 of Company Obligated Mandatorily Redeemable Preferred Securities, after a consolidation elimination of $125,000. Additionally, the 2003 income statement includes $426,000 of interest expense on junior subordinated debentures which, for prior periods presented, is classified as $413,000 of interest expense on Company Obligated Mandatorily Redeemable Preferred Securities, after a consolidation elimination of $13,000.

In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of this accounting change and, if necessary or warranted, provide further appropriate guidance. No further guidance has been issued to date and, as such, the $4 million in trust preferred securities issued by Iowa First Capital Trust I, which are no longer included on the Company's consolidated balance sheet, were included in Tier I capital for regulatory capital purposes at December 31, 2003. There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in regulatory capital in the future. Assuming the Company was not permitted to include these securities in regulatory capital at December 31, 2003, the Company would still exceed the regulatory required minimums for capital adequacy purposes.

The Accounting  Standards  Executive  Committee has issued Statement of Position
(SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This Statement applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value with no allowance for loan losses, or other valuation allowance, permitted at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are less than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. For the Company, this Statement is effective January 1, 2005 and, early adoption, although permitted, is not planned. No significant impact is expected on the consolidated financial statements at the time of adoption.

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

Other comprehensive income is comprised as follows:

                                                                         Tax
                                                         Before        Expense          Net
                                                          Tax         (Benefit)        of Tax
                                                      -----------------------------------------
                                                             Year Ended December 31, 2003
                                                      -----------------------------------------
Unrealized gains (losses) on securities
  available for sale:
  Unrealized holding (losses) arising during
    the year ......................................   $  (477,000)   $  (178,000)   $  (299,000)
  Less reclassification adjustment for gains
    included in net income ........................        22,000          8,000         14,000
                                                      -----------------------------------------
        Other comprehensive (loss) ................   $  (499,000)   $  (186,000)   $  (313,000)
                                                      =========================================

                                                                  Year Ended December 31, 2002
                                                      -----------------------------------------
Unrealized gains on securities available
  for sale:
  Unrealized holding gains arising during
    the year .......................................   $   473,000    $   178,000    $   295,000
  Less reclassification adjustment for gains
    included in net income .........................        84,000         32,000         52,000
                                                       -----------------------------------------
        Other comprehensive income .................   $   389,000    $   146,000    $   243,000
                                                       =========================================

                                                             Year Ended December 31, 2001
                                                       -----------------------------------------
Unrealized gains on securities available
  for sale:
  Unrealized holding gains arising during
    the year .......................................   $ 1,235,000    $   459,000    $   776,000
  Less reclassification adjustment for gains
    included in net income .........................       331,000        123,000        208,000
                                                       -----------------------------------------
        Other comprehensive income .................   $   904,000    $   336,000    $   568,000
                                                       =========================================

Note 3.  Investment Securities Available for Sale

The amortized cost and fair value of investment securities available for sale as of December 31, 2003 and 2002 are summarized as follows:

                                                           Gross           Gross
                                           Amortized     Unrealized      Unrealized        Fair
                                             Cost          Gains          (Losses)         Value
                                         ----------------------------------------------------------
                                                               December 31, 2003
                                         ----------------------------------------------------------
U.S. government agencies .............   $ 20,095,000   $    273,000    $     (1,000)   $ 20,367,000
Mortgage-backed securities ...........        571,000          6,000          (2,000)        575,000
State and political subdivisions .....     14,038,000        941,000              --      14,979,000
Corporate obligations ................      1,196,000         40,000              --       1,236,000
                                         -----------------------------------------------------------
                                         $ 35,900,000   $  1,260,000    $     (3,000)   $ 37,157,000
                                         ===========================================================

                                                               December 31, 2002
                                         -----------------------------------------------------------

U.S. government agencies .............   $ 17,591,000   $    651,000    $         --    $ 18,242,000
Mortgage-backed securities ...........        268,000         13,000              --         281,000
State and political subdivisions .....     15,799,000        970,000              --      16,769,000
Corporate obligations ................      2,681,000        122,000              --       2,803,000
                                         -----------------------------------------------------------
                                         $ 36,339,000   $  1,756,000    $       --      $ 38,095,000
                                         ===========================================================

All securities which have unrealized losses as of December 31, 2003 have been in that unrealized loss position for less than 12 months. Those securities include U.S. government agencies with a fair value of $558,000 and unrealized losses of $1,000 and mortgage-backed securities with a fair value of $444,000 and unrealized losses of $2,000. For all of these investment securities, the unrealized losses are generally due to changes in interest rates and, as such, are considered to be temporary, by the Company.

The amortized cost and fair value of investment securities available for sale as of December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities for mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

                                                                 Amortized      Fair
                                                                   Cost         Value
                                                                ------------------------
Securities available for sale:
  Due in one year or less ....................................  $10,242,000  $10,433,000
  Due after one year through five years ......................   15,165,000   15,745,000
  Due after five years through ten years .....................    7,995,000    8,339,000
  Due after ten years ........................................    1,927,000    2,065,000
                                                                ------------------------
                                                                 35,329,000   36,582,000
  Mortgage-backed securities .................................      571,000      575,000
                                                                ------------------------
                                                                $35,900,000  $37,157,000
                                                                ========================

Investment securities with a carrying value of $11,511,000 and $17,633,000 as of December 31, 2003 and 2002, respectively, are pledged on securities sold under agreements to repurchase, trust deposits, and for other purposes as required or permitted by law.

All sales of securities during the years ended December 31, 2003, 2002, and 2001 were from securities identified as available for sale. Information on proceeds received, as well as the gross gains and losses from the sale of those securities is as follows for the years ended December 31, 2003, 2002, and 2001:

                                             2003          2002         2001
                                         ---------------------------------------

Proceeds from sales of securities ....   $   516,000   $ 4,013,000   $11,077,000
Gross gains from sales of securities .        22,000        86,000       332,000
Gross losses from sales of securities             --         2,000         1,000

Note 4.  Loans

The composition of loans is summarized as follows:
                                                             December 31,
                                                      --------------------------
                                                          2003          2002
                                                      --------------------------

Commercial .......................................... $113,811,000  $109,045,000
Agricultural ........................................   25,154,000    28,185,000
Real estate:
  Construction ......................................   10,165,000     6,051,000
  Mortgage ..........................................  102,893,000   113,295,000
  Tax exempt, mortgage ..............................    3,897,000     3,297,000
Installment .........................................   13,891,000    17,118,000
Other ...............................................      294,000       235,000
                                                      --------------------------
        Total loans .................................  270,105,000   277,226,000
Less allowance for loan losses ......................    3,180,000     3,304,000
                                                      --------------------------
                                                      $266,925,000  $273,922,000
                                                      ==========================

Included in commercial loans above are general warehousing and storage industry loans totaling $8,612,000 and $7,709,000 as of December 31, 2003 and 2002,
respectively.

Included in real estate mortgage loans above are loans held for sale of none and $390,000 as of December 31, 2003 and 2002, respectively.

Loans considered to be impaired are as follows:
                                                               December 31,
                                                       -------------------------
                                                           2003          2002
                                                       -------------------------
Impaired loans for which an allowance has been
  provided .......................................     $ 2,453,000   $ 2,095,000
                                                       =========================

Allowance provided for impaired loans, included
  in the allowance for loan losses ...............     $   639,000   $   410,000
                                                       =========================

There are no loans impaired for which an allowance has not been provided.

The average recorded investment in impaired loans during 2003 and 2002 was $2,230,000 and $2,319,000, respectively. Interest income on impaired loans of $66,000, $269,000, and $339,000 was recognized for cash payments received in 2003, 2002, and 2001, respectively.

Nonaccruing loans totaled $2,123,000 and $1,730,000 at December 31, 2003 and 2002, respectively. Interest income in the amount of $139,000, $100,000, and $63,000 would have been earned on the nonaccrual loans had they been performing loans in accordance with their original terms during the years ended December 31, 2003, 2002, and 2001, respectively. The interest collected on loans designated as nonaccrual loans and included in income for the years ended December 31, 2003, 2002, and 2001 totaled $78,000, $30,000, and $57,000, respectively.

Loans past due 90 days or more and still accruing interest totaled $215,000 and $1,053,000 as of December 31, 2003 and 2002, respectively.

Changes in the allowance for loan losses are summarized as follows:

                                                  Year Ended December 31,
                                          --------------------------------------
                                              2003         2002          2001
                                          --------------------------------------

Beginning balance ....................    $3,304,000    $3,182,000    $3,268,000
  Provisions charged to expense ......       645,000       440,000       366,000
  Recoveries .........................        51,000        53,000        52,000
                                          --------------------------------------
                                           4,000,000     3,675,000     3,686,000
  Loans charged off ..................       820,000       371,000       504,000
                                          --------------------------------------
Ending balance .......................    $3,180,000    $3,304,000    $3,182,000
                                          ======================================

The Company retains mortgage loan servicing on loans sold into the secondary market which are not included in the accompanying consolidated balance sheets. The unpaid principal balance on these loans was $39,149,000 and $28,170,000 as of December 31, 2003 and 2002, respectively. Custodial escrow balances maintained in connection with these loans were approximately $177,000 and $133,000 as of December 31, 2003 and 2002, respectively. All loans sold are without recourse.

Note 5.  Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

                                          Years of
                                           Useful
                                           Lives             December 31,
                                          --------------------------------------
                                                         2003            2002
                                          --------------------------------------

Land ...........................                     $ 1,136,000     $ 1,136,000
Bank premises ..................           10-40       7,917,000       6,452,000
Leasehold improvements .........            5-15         122,000         122,000
Furniture and equipment ........            5-15       3,303,000       2,864,000
                                                     ---------------------------
                                                      12,478,000      10,574,000
Accumulated depreciation .......                       5,714,000       5,271,000
                                                     ---------------------------
                                                     $ 6,764,000     $ 5,303,000
                                                     ===========================

Included in land at December 31, 2002 was $380,000 representing the cost of property acquired for the purpose of construction of a new branch bank building. Additionally, as of December 31, 2002, bank premises included $185,000 of construction in process related to the construction of this new branch bank building as well as the remodeling of one of the Company's main banking facilities. During 2003 the construction of the new branch bank building and the remodeling of the main bank facility were completed.

Note 6.  Deposits

The composition of deposits is summarized as follows:

                                                             December 31,
                                                    ----------------------------
                                                        2003            2002
                                                    ----------------------------

Demand ..................................           $100,662,000    $ 96,350,000
NOW accounts ............................             40,699,000      35,246,000
Savings .................................             24,802,000      22,584,000
Time certificates .......................            111,413,000     116,242,000
                                                    ----------------------------
                                                    $277,576,000    $270,422,000
                                                    ============================

Included in interest-bearing deposits are certificates of deposit with a minimum denomination of $100,000 totaling $23,986,000 and $27,322,000 as of December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities of all certificates of deposit are as follows:

Year ending December 31:
  2004                                                 $ 57,365,000
  2005                                                   26,124,000
  2006                                                    9,957,000
  2007                                                    8,196,000
  2008                                                    4,671,000
  Thereafter                                              5,100,000
                                                       ------------
                                                       $111,413,000
                                                       ============

Note 7.  Notes Payable

Notes payable are summarized as follows:
                                                              December 31,
                                                       -------------------------
                                                          2003           2002
                                                       -------------------------
Revolving  note  payable to a bank, interest
  variable  at Prime rate minus one percent with a
  floor rate of 3.25% and a ceiling rate of 5.25%,
  due May 1, 2008, with annual principal installments
  of $600,000,  secured by stock of subsidiary banks
  of the Company. ...................................  $ 2,700,000    $       --

Term note payable to a bank, interest fixed at 7.36%,
  due May 4, 2003, with annual principal installments
  of $550,000, secured by stock of subsidiary banks
  of the Company. ...................................          --      3,300,000
                                                       -------------------------
                                                       $2,700,000     $3,300,000
                                                       =========================

The Company's above-referenced revolving note payable includes an unused $1,700,000 line of credit, in addition to the $2,700,000 balance outstanding, as of December 31, 2003.

The notes payable include certain restrictive covenants regarding the Company's net worth and regulatory capital.

Note 8.  Other Borrowed Funds

Other borrowed funds consist of the following:

                                                             December 31,
                                                       -------------------------
                                                           2003        2002
                                                       -------------------------

Securities sold under agreements to repurchase .....   $ 4,912,000   $ 6,591,000
Federal Home Loan Bank advances ....................    52,071,000    64,609,000
Treasury tax and loan open note ....................       556,000       785,000

The securities sold under agreements to repurchase represent agreements with customers of the Banks which are collateralized with securities of the Banks held by the Federal Home Loan Bank of Des Moines. The Federal Home Loan Bank may sell, loan, or otherwise dispose of such securities to other parties in the normal course of their operations with prior written approval of the Banks, and have agreed to resell to the Banks substantially identical securities at the maturities of the agreements. At December 31, 2003, all but $1,273,000 of the securities sold under agreements to repurchase mature within twelve months. Of this $1,273,000, $716,000 matures within two years and the remaining $557,000 matures within three years. At December 31, 2002, all but $1,036,000 of the securities sold under agreements to repurchase mature within twelve months. Of this $1,036,000, $502,000 matures within two years and the remaining $534,000 matures within four years.

Additional information concerning securities sold under agreements to repurchase follows:

                                                               December 31,
                                                        ------------------------
                                                            2003          2002
                                                        ------------------------

Daily average amount outstanding during the year ....   $5,615,000    $5,845,000
Maximum outstanding as of any month-end .............    6,685,000     7,349,000

Weighted average interest rate during the year ......        2.06%         2.68%
Weighted average interest rate at the end of the
  year ..............................................        1.74%         2.18%

Securities underlying the agreements at the end
  of the year, carrying and fair value ..............   $10,342,000  $10,734,000

Advances from the Federal Home Loan Bank as of December 31, 2003 and 2002 bear interest and are due as follows:

                                                December 31, 2003
                                            ------------------------
                                             Weighted
                                             Average
                                             Interest
                                             Rate at
                                             Year-End    Balance Due
                                            ------------------------
Year ending December 31:
  2004                                        6.27%      $ 7,950,000
  2005                                         4.92        7,100,000
  2006                                         4.93       12,750,000
  2007                                         4.12        7,550,000
  2008                                         4.50        7,700,000
  Thereafter                                   5.42        9,021,000
                                                         -----------
                                                         $52,071,000
                                                         ===========

Of the advances maturing after 2008, $4,443,000 have options which allow the Company the right, but not the obligation, to "put" the advances back to the Federal Home Loan Bank. The Company, during 2003, "put" back to the Federal Home Loan Bank advances totaling $12,500,000. The Federal Home Loan Bank has the option to call before maturity one advance totaling $500,000 with a stated maturity after 2008. Given current interest rates, management believes it is unlikely the Federal Home Loan Bank will call this advance prior to maturity.

                                            December 31, 2002
                                         ------------------------
                                          Weighted
                                          Average
                                          Interest
                                           Rate at
                                          Year-End   Balance Due
                                          ----------------------
Year ending December 31:
2003                                         5.81%  $  9,050,000
2004                                         6.27      7,950,000
2005                                         5.19      6,500,000
2006                                         5.32     10,950,000
2007                                         4.75      4,950,000
Thereafter                                   5.79     25,209,000
                                                    ------------
                                                    $ 64,609,000
                                                    ============

First mortgage loans of approximately $78,540,000 and $90,526,000 as of December 31, 2003 and 2002, respectively, are pledged as collateral on Federal Home Loan Bank advances.

The treasury tax and loan open note represents overnight borrowings from the Federal Reserve Bank system. Note 9.

Junior Subordinated Debentures and Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures

Junior subordinated debentures:

Junior subordinated debentures are due to Iowa First Capital Trust I, a 100% owned non-consolidated subsidiary of the Company. The debentures were issued in 2001 in conjunction with the Trust's issuance of 4,000 shares of Company Obligated Mandatorily Redeemable Preferred Securities. The debentures bear the same interest rate and terms as the preferred securities, detailed following.

The debentures are included on the balance sheet as liabilities; however for regulatory purposes $4,000,000, representing the entire amount of the trust's capital securities, is allowed in the calculation of Tier I capital. The deconsolidation of trust preferred subsidiaries, such as Iowa First Capital Trust I, under FIN 46R, has called into question the permissibility of including these securities in regulatory capital in the future. See further information in
Note 1.

Company Obligated Mandatorily Redeemable Preferred Securities:

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

Quantitative measures established by regulation to ensure capital adequacy require the Entities to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Entities meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately or well capitalized an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the Banks' categories.

The Company and Banks' actual capital amounts and ratios are presented in the following table.

                                                                                             To be Well
                                                                                          Capitalized under
                                                                     For Capital          Prompt Corrective
                                                   Actual         Adequacy Purposes       Action Provisions
                                          -------------------------------------------------------------------
                                              Amount     Ratio     Amount      Ratio      Amount       Ratio
                                          -------------------------------------------------------------------
As of December 31, 2003
Total Capital (to Risk-Weighted Assets):
  Consolidated                             $34,375,000   13.0%   $21,124,000    >8.0%           N/A      N/A
  First National Bank of Muscatine          27,837,000   14.6     15,286,000    >8.0    $19,107,000    >10.0%
  First National Bank in Fairfield           9,134,000   12.7      5,766,000    >8.0      7,208,000    >10.0

Tier 1 Capital (to Risk-Weighted Assets):
  Consolidated                              31,195,000   11.8     10,562,000    >4.0            N/A      N/A
  First National Bank of Muscatine          25,447,000   13.3      7,643,000    >4.0     11,464,000    > 6.0
  First National Bank in Fairfield           8,473,000   11.8      2,883,000    >4.0      4,325,000    > 6.0

Tier 1 Capital (to Average Assets):
  Consolidated                              31,195,000    8.2     15,274,000    >4.0            N/A      N/A
  First National Bank of Muscatine          25,447,000    9.1     11,161,000    >4.0     13,952,000    > 5.0
  First National Bank in Fairfield           8,473,000    8.3      4,093,000    >4.0      5,116,000    > 5.0
                                                                        -                      -

As of December 31, 2002 Total Capital
  (to Risk-Weighted Assets):
  Consolidated                            $ 32,808,000   12.4%   $21,220,000    >8.0%           N/A      N/A
  First National Bank of Muscatine          27,280,000   14.5     15,056,000    >8.0    $18,820,000    >10.0%
  First National Bank in Fairfield           8,919,000   11.7      6,095,000    >8.0      7,619,000    >10.0

Tier 1 Capital (to Risk-Weighted Assets):
  Consolidated                              29,504,000   11.1     10,610,000    >4.0            N/A      N/A
  First National Bank of Muscatine          24,925,000   13.2      7,528,000    >4.0     11,292,000    > 6.0
  First National Bank in Fairfield           8,167,000   10.7      3,048,000    >4.0      4,572,000    > 6.0

Tier 1 Capital (to Average Assets):
  Consolidated                              29,504,000    7.5     15,659,000    >4.0            N/A      N/A
  First National Bank of Muscatine          24,925,000    8.7     11,426,000    >4.0     14,283,000    > 5.0
  First National Bank in Fairfield           8,167,000    7.7      4,223,000    >4.0      5,279,000    > 5.0

Current banking law limits the amount of dividends banks can pay. As of December 31, 2003, amounts available for payment of dividends were $3,685,000 and $395,000 for First National Bank of Muscatine and First National Bank in Fairfield, respectively. Regardless of formal regulatory restrictions the Banks may not pay dividends which would result in their capital levels being reduced below the minimum requirements shown above.

Note 11.  Employee Benefits

The Company and bank subsidiaries sponsor an Employee Stock Ownership Plan with 401(k) provisions (KSOP). This plan owns 101,915 shares of the Company as of December 31, 2003 and covers substantially all employees who have reached the age of 21 and worked at least 1,000 hours any year. The Company and subsidiary banks match 50% of the amount an employee contributes to the plan up to a maximum of 6% of the employee's pay. Additionally, the Company and subsidiary banks may make profit sharing contributions to the plan which are allocated to the accounts of participants in the plan on the basis of total relative compensation. The amounts expensed for the years ended December 31, 2003, 2002, and 2001 were $325,000, $319,000, and $320,000, respectively.

An employee, upon termination of employment, has the option of retaining ownership of shares vested pursuant to the plan or selling such shares to the Company. Since the shares of common stock held by the KSOP are not readily traded, the Company has reflected the maximum cash obligation related to those securities outside of stockholders' equity. As of December 31, 2003, 101,915 shares held by the KSOP, at a fair value of $29.15 per share, have been reclassified from stockholders' equity to mezzanine capital.

The Company has entered into deferred compensation agreements with certain directors and executive officers of the Company and Banks. Under the provisions of the agreements the directors and officers may defer a portion of their compensation each year. Based upon individual performance, if Board established performance targets are met, a match of up to 50% of the officers' deferrals (with an annual cap in 2003 of $6,250 per participant) may be paid by the Company. Related to the agreements, the Company has purchased various life insurance contracts. Interest on deferrals is computed at an annual rate equal to the taxable equivalent (determined using the Company's highest marginal tax bracket) of the highest yielding insurance contract purchased by the Company related to the agreements. At December 31, 2003 the rate is 10%. Upon retirement, the director or officer will receive the deferral balance in 180 equal monthly installments. During the years ended December 31, 2003, 2002, and 2001, the Company expensed $152,000, $134,000, and $124,000, respectively, related to the agreements. As of December 31, 2003 and 2002 the liability related to the agreements was $494,000 and $342,000, respectively. During the years ended December 31, 2003, 2002, and 2001, total cash payouts pursuant to the agreements totaled none, $35,000, and none, respectively.

Note 12. Income Taxes

The components of income tax expense are as follows:

                                              Year Ended December 31,
                                     -------------------------------------------
                                         2003           2002            2001
                                     -------------------------------------------

Currently paid or payable .......    $ 1,086,000    $ 1,581,000     $ 1,478,000
Deferred income taxes ...........        290,000        (37,000)        (45,000)
                                     -------------------------------------------
                                     $ 1,376,000    $ 1,544,000     $ 1,433,000
                                     ===========================================

Income tax expense differs from the amount computed by applying the federal income tax rate to income before income taxes. The reasons for this difference are as follows:

                                                               Year Ended December 31,
                                      -------------------------------------------------------------------------
                                                 2003                    2002                     2001
                                      -------------------------------------------------------------------------
                                                        % Of                     % Of                     % Of
                                         Dollar        Pretax     Dollar        Pretax     Dollar        Pretax
                                         Amount        Income     Amount        Income     Amount        Income
                                      -------------------------------------------------------------------------
Computed "expected" income tax
  expense .........................   $ 1,609,000       35.0%  $ 1,790,000       35.0%  $ 1,692,000       35.0%
Effect of graduated tax rate ......       (46,000)      (1.0)      (51,000)      (1.0)      (48,000)      (1.0)
Tax exempt interest and dividend
  income, net .....................      (293,000)      (6.4)     (308,000)      (6.0)     (316,000)      (6.5)
State income taxes, net ...........       152,000        3.3       169,000        3.3       159,000        3.3
Increase in cash surrender value of
  life insurance contracts ........       (69,000)      (1.5)      (64,000)      (1.2)      (60,000)      (1.2)
Other .............................        23,000        0.5         8,000        0.1         6,000        0.1
                                      -------------------------------------------------------------------------
                                      $ 1,376,000       29.9%  $ 1,544,000       30.2%  $ 1,433,000       29.7%
                                      =========================================================================

Net deferred taxes, included in other liabilities on the consolidated balance sheets, consist of the following components as of December 31:

                                                         2003            2002
                                                      --------------------------
Deferred tax assets:
  Allowance for loan losses ....................      $ 500,000       $ 546,000
  Deferred compensation ........................        184,000         128,000
  Other real estate owned ......................             --          33,000
                                                      --------------------------
                                                        684,000         707,000
                                                      --------------------------
Deferred tax liabilities:
  Securities available for sale ................       (469,000)       (655,000)
  Bank premises and equipment ..................       (406,000)       (116,000)
  Unrealized bond accretion ....................        (24,000)        (47,000)
  Net deferred loan origination fees ...........        (64,000)        (64,000)
                                                      --------------------------
                                                       (963,000)       (882,000)
                                                      --------------------------
        Net deferred tax (liabilities) .........      $(279,000)      $(175,000)
                                                      ==========================

The change in deferred income taxes was reflected in the financial statements as follows for the years ended December 31, 2003, 2002, and 2001:

                                               2003         2002         2001
                                            ------------------------------------

Provision for income taxes ..............   $ 290,000    $ (37,000)   $ (45,000)
Statement of stockholders' equity,
  accumulated other comprehensive
  income ................................    (186,000)     146,000      336,000
                                            ------------------------------------
                                            $ 104,000    $ 109,000    $ 291,000
                                            ====================================

Note 13. Earnings Per Share

The following information was used in the computation of basic and diluted earnings per share:

                                                   Year Ended December 31,
                                            ------------------------------------
                                               2003         2002         2001
                                            ------------------------------------

Basic and diluted earnings, net income ..   $3,220,000   $3,570,000   $3,400,000
                                            ====================================

Weighted average common shares
  outstanding ...........................    1,419,905    1,440,466    1,478,220
                                            ====================================

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

                                                            December 31,
                                                    ----------------------------
                                                        2003            2002
                                                    ----------------------------
Financial instruments whose contract
  amounts represent credit risk:
  Commitments to extend credit .................    $ 43,843,000    $ 44,521,000
  Standby letters of credit ....................       2,336,000       2,539,000

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary on the previous page. If the commitment is funded, the Banks would be entitled to seek recovery from the customer. At December 31, 2003 and 2002 no amounts have been recorded as liabilities for the Banks' potential obligations under these guarantees.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of none and $390,000 as of December 31, 2003 and 2002, respectively. These amounts are included in loans held for sale at the respective balance sheet dates.

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

Aside from cash on-hand and in-vault, the Company's cash is maintained at correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold with correspondent banks exceeded federal insured limits by $26,714,000 and $30,552,000 as of December 31, 2003 and 2002,
respectively. In the opinion of management, no material risk of loss exists due to the correspondent banks' financial condition and the fact they are all well capitalized.

Contingencies: In the normal course of business, the Banks are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

Commitments: The Company has entered into contracts for information technology services for the Banks. These contracts provide for payments of approximately $462,000 in 2004, 2005, 2006, and 2007 and $231,000 in 2008. The actual amounts paid may differ from these amounts due to the portion of such payments which are variable in nature.

Note 15.  Related Party Matters

Senior officers and directors of the Company and the Banks, principal holders of equity securities of the Company, and their associates were indebted to the Banks for loans made in the ordinary course of business. Such loans are on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. As of December 31, 2003, none of these loans are classified as nonaccrual, past due, or restructured.

The activity in such loans during the years ended December 31, 2003 and 2002 is as follows:

                                         2003            2002
                                     ----------------------------

Balance, beginning ...........       $ 13,475,000    $ 10,355,000
  Additions ..................          7,872,000       8,633,000
  Repayments .................         (7,542,000)     (5,513,000)
                                     ----------------------------
Balance, ending ..............       $ 13,805,000    $ 13,475,000
                                     ============================

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

   Federal funds sold: The carrying value for federal funds sold equals their fair value.

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

   Notes  payable,  junior  subordinated   debentures,   and  Company  Obligated
   Mandatorily Redeemable Preferred Securities: For notes payable, junior subordinated debentures, and Company obligated mandatorily redeemable preferred securities, fair values are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar borrowings.

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

   Commitments to extend credit and standby letters of credit: The fair value of these commitments is not material.

The carrying values and estimated fair values of financial instruments as of December 31, 2003 and 2002 are summarized as follows:

                                                  2003                        2002
                                      ---------------------------------------------------------
                                        Carrying      Estimated       Carrying      Estimated
                                          Value       Fair Value        Value       Fair Value
                                      ---------------------------------------------------------
Financial Assets:
  Cash and due from banks .........   $ 12,988,000   $ 12,988,000   $ 17,283,000   $ 17,283,000
  Interest-bearing deposits at
    financial institutions ........      6,948,000      6,963,000      1,791,000      1,798,000
  Federal funds sold ..............     31,414,000     31,414,000     30,600,000     30,600,000
  Investment securities
    available for sale ............     37,157,000     37,157,000     38,095,000     38,095,000
  Loans, net of allowance .........    266,925,000    272,905,000    273,922,000    280,424,000
  Accrued interest receivable .....      2,231,000      2,231,000      2,672,000      2,672,000
  Restricted investment securities       3,028,000      3,028,000      3,957,000      3,957,000

Financial Liabilities:
  Deposits ........................    277,576,000    279,015,000    270,422,000    272,292,000
  Notes payable ...................      2,700,000      2,702,000      3,300,000      3,336,000
  Securities sold under
    agreements to repurchase ......      4,912,000      4,943,000      6,591,000      6,639,000
  Federal Home Loan Bank
    advances ......................     52,071,000     54,621,000     64,609,000     67,604,000
  Treasury tax and loan open
    note ..........................        556,000        556,000        785,000        785,000
  Junior subordinated debentures ..      4,125,000      4,714,000             --             --
  Company obligated mandatorily
    redeemable preferred securities             --             --      4,000,000      4,295,000
  Accrued interest payable ........        447,000        447,000        580,000        580,000

Note 17.  Parent Company Only Condensed Financial Information

The following is condensed financial information of Iowa First Bancshares Corp. (parent company only):

                                 Balance Sheets
                              (Parent Company Only)

                                                                  December 31,
                                                         ----------------------------
Assets                                                        2003           2002
                                                         ----------------------------
Cash .................................................   $    348,000    $    148,000
Investment in subsidiaries ...........................     35,258,000      34,743,000
Other assets .........................................        228,000         236,000
                                                         ----------------------------
        Total assets .................................   $ 35,834,000    $ 35,127,000
                                                         ============================

Liabilities and Stockholders' Equity
Liabilities:
  Notes payable ......................................   $  2,700,000    $  3,300,000
  Junior subordinated debentures .....................      4,125,000       4,125,000
  Other liabilities ..................................        601,000         672,000
                                                         ----------------------------
                                                            7,426,000       8,097,000
                                                         ----------------------------

Redeemable Common Stock Held by KSOP .................      2,971,000       2,717,000
                                                         ----------------------------

Stockholders' Equity:
  Common stock .......................................        200,000         200,000
  Additional paid-in capital .........................      4,251,000       4,254,000
  Retained earnings ..................................     36,071,000      34,195,000
  Accumulated other comprehensive income .............        788,000       1,101,000
  Less cost of common shares acquired for the treasury    (12,902,000)    (12,720,000)
  Less maximum cash obligation related to KSOP shares      (2,971,000)     (2,717,000)
                                                         ----------------------------
        Total stockholders' equity ...................     25,437,000      24,313,000
                                                         ----------------------------
        Total liabilities and stockholders' equity ...   $ 35,834,000    $ 35,127,000
                                                         ============================

Note 17.      Parent Company Only Condensed Financial Information (Continued)


                              Statements of Income
                              (Parent Company Only)

                                                             Year Ended December 31,
                                                   -----------------------------------------
                                                       2003           2002           2001
                                                   -----------------------------------------
Operating revenue:
  Dividends received from subsidiaries .........   $ 2,913,000    $ 3,013,000    $ 2,010,000
  Management fees and other income .............       338,000        327,000        393,000
                                                   -----------------------------------------
        Total operating revenue ................     3,251,000      3,340,000      2,403,000
Interest expense ...............................       576,000        733,000        747,000
Operating expenses .............................       628,000        700,000        630,000
                                                   -----------------------------------------
        Income before income tax (credits),
        and equity in subsidiaries'
        undistributed net income ...............     2,047,000      1,907,000      1,026,000
Applicable income tax (credits) ................      (345,000)      (425,000)      (417,000)
                                                   -----------------------------------------
                                                     2,392,000      2,332,000      1,443,000
Equity in subsidiaries' undistributed net income       828,000      1,238,000      1,957,000
                                                   -----------------------------------------
        Net income .............................   $ 3,220,000    $ 3,570,000    $ 3,400,000
                                                   =========================================

Note 17.      Parent Company Only Condensed Financial Information (Continued)


                            Statements of Cash Flows
                              (Parent Company Only)

                                                                  Year Ended December 31,
                                                         -----------------------------------------
                                                             2003           2002          2001
                                                         -----------------------------------------
Cash Flows from Operating Activities:
  Net income .........................................   $ 3,220,000    $ 3,570,000    $ 3,400,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Equity in subsidiaries' undistributed net
      income .........................................      (828,000)    (1,238,000)    (1,957,000)
    Amortization and depreciation ....................        14,000         17,000         15,000
    Changes in assets and liabilities:
      (Increase) in other assets .....................        (5,000)       (26,000)      (197,000)
      Increase (decrease) in other liabilities .......       (79,000)         9,000        (77,000)
                                                         -----------------------------------------
        Net cash provided by operating
        activities ...................................     2,322,000      2,332,000      1,184,000
                                                         -----------------------------------------

Cash Flows from Investing Activities:
  Proceeds from sales of securities available for sale            --           --        1,815,000
  Purchase of securities available for sale ..........            --           --       (1,815,000)
  Purchases of equipment .............................        (1,000)          --             --
  Capital infusion, Iowa First Capital Trust I .......            --           --         (125,000)
                                                         -----------------------------------------
        Net cash (used in) investing activities ......        (1,000)          --         (125,000)
                                                         -----------------------------------------

Cash Flows from Financing Activities:
  Repayment of notes payable .........................    (3,922,000)    (2,119,000)      (732,000)
  Proceeds from note payable .........................     3,322,000             --             --
  Net (decrease) in line of credit ...................            --             --       (125,000)
  Proceeds from subordinated debentures ..............            --             --      4,125,000
  Cash dividends paid ................................    (1,336,000)    (1,315,000)    (1,309,000)
  Purchases of common stock for the treasury .........      (235,000)      (800,000)    (1,227,000)
  Proceeds from issuance of common stock .............        50,000        153,000             --
                                                         -----------------------------------------
        Net cash provided by (used in)
        financing activities .........................    (2,121,000)    (4,081,000)       732,000
                                                         -----------------------------------------

        Net increase (decrease) in cash ..............       200,000     (1,749,000)     1,791,000

Cash:
  Beginning ..........................................       148,000      1,897,000        106,000
                                                         -----------------------------------------
  Ending .............................................   $   348,000    $   148,000    $ 1,897,000
                                                         =========================================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.   Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer (Chairman of the Board, President, and CEO) and principal financial officer (Executive Vice President, Chief Operating Officer and Treasurer), of the Company's disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)]. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information called for by this Item is set forth under the caption "Information Concerning Nominees for Election as Directors" in the Company's 2003 Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation

The information called for by this Item is set forth under the captions "Executive Compensation", "Performance Incentive Plans", "Executive Employment Agreements" and "Deferred Compensation Agreements" in the Company's 2003 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners" and "Information Concerning Nominees for Election as Directors" in the Company's 2003 Proxy Statement, and is incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services

Information called for by this Item is set forth under the caption "Audit and Non-Audit Fees" in the Company's 2003 Proxy Statement, and is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

         (a)  Documents Filed with This Report:

         (1) Financial Statements. The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference from the 2003 Annual Report to Shareholders of the
              Company:

              Independent Auditor's Report

              Consolidated balance sheets -- dated December 31, 2003 and 2002.

              Consolidated statements of income -- years ended December 31, 2003, 2002, and 2001.

              Consolidated statements of changes in stockholders' equity -- years ended December 31, 2003, 2002, and 2001.

              Consolidated statements of cash flows - years ended December 31, 2003, 2002, and 2001.

              Notes to consolidated financial statements.

         (2) Financial Statement Schedules. All schedules are omitted because they are not applicable, are not required, or because the required information is included in the financial statements or the accompanying notes thereto.

         (3)  Exhibits.

              Exhibit Number                    Exhibit Description
              --------------        --------------------------------------------

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

                  (20) Registrant's Proxy Statement Dated March 18, 2004. Exhibit is being filed herewith.

                  (21) Subsidiaries of Registrant. Exhibit is being filed herewith.

                  (31.1) Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

                  (31.2) Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit Number                    Exhibit Description
              --------------        --------------------------------------------

                  (32.1)            Certification  of  Chief  Financial  Officer
                                    pursuant    to    Section    906    of   the
                                    Sarbanes-Oxley Act of 2002.

                  (32.2)            Certification  of  Chief  Executive  Officer
                                    pursuant    to    Section    906    of   the
                                    Sarbanes-Oxley Act of 2002.

                  (99.1) Audit Committee Charter. Exhibit is being filed herewith.

                  (99.4)            Code  of  Ethical   Conduct  for   Principal
                                    Officers and Financial Managers. Exhibit is being filed herewith.

                  (99.5) Code of Business Conduct and Ethics. Exhibit is being filed herewith.

                  (99.6) Nominating and Corporate Governance Committee Charter. Exhibit is being filed herewith.

         (b)  Reports on Form 8-K.

         On October 23, 2003, A Form 8-K was filed consisting of a News Release announcing earnings for the Company for the three and nine months ended September 30, 2003.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOWA FIRST BANCSHARES CORP.

Date:  March 17, 2004                 /s/  D. Scott Ingstad
       --------------                 ------------------------------------------
                                      D. Scott Ingstad
                                      Chairman of the Board
                                      President and Chief Executive Officer

Date:  March 17, 2004                 /s/  Kim K. Bartling
       --------------                 ------------------------------------------
                                      Kim K. Bartling, Executive Vice President,
                                      Chief Operating Officer, Treasurer and
                                      Director (Principal Financial and
                                      Accounting Officer)

We, the undersigned directors of Iowa First Bancshares Corp. hereby severally constitute D. Scott Ingstad and Kim K. Bartling, and each of them, our true and lawful attorneys with full power to them, and each of them, to sign for us and in our name, the capacities indicated below, the Annual Report on Form 10-K of Iowa First Bancshares Corp. for the fiscal year ended December 31, 2003, to be filed herewith and any amendments to said Annual Report, and generally do all such things in our name and behalf in our capacities as directors to enable Iowa First Bancshares Corp. to comply with the provisions of the Securities Exchange Act of 1934 as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or either of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                 Title                             Date
--------------------------------------------------------------------------------

/s/ Roy J. Carver, Jr.          Director                       February 19, 2004
-----------------------                                        -----------------
Roy J. Carver, Jr.

/s/ Stephen R. Cracker          Director                       February 19, 2004
-----------------------                                        -----------------
Stephen R. Cracker

/s/ Larry L. Emmert             Director                       February 19, 2004
-----------------------                                        -----------------
Larry L. Emmert

/s/ Craig R. Foss               Director                       February 19, 2004
-----------------------                                        -----------------
Craig R. Foss

/s/ Donald R. Heckman           Director                       February 19, 2004
-----------------------                                        -----------------
Donald R. Heckman

/s/ David R. Housley            Director                       February 19, 2004
-----------------------                                        -----------------
David R. Housley

/s/ Victor G. McAvoy            Director                       February 19, 2004
-----------------------                                        -----------------
Victor G. McAvoy

/s/ John "Jay" S. McKee         Director                       February 19, 2004
-----------------------                                        -----------------
John "Jay" S. McKee

/s/ Richard L. Shepley          Director                       February 19, 2004
-----------------------                                        -----------------
Richard L. Shepley

/s/ Beverly J. White            Director                       February 19, 2004
-----------------------                                        -----------------
Beverly J. White