Form 10-Q
period 2004-03-31
IOWA FIRST BANCSHARES CORP
filed 2004-05-14
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended March 31, 2004
                                      --------------

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

At March 31, 2004 there were 1,405,917 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                        PAGE NO.

PART 1   Financial Information

         Item 1.   Financial Statements

                   Consolidated Condensed Balance Sheets,
                   March 31, 2004 and December 31, 2003                        3

                   Consolidated Condensed Statements of Income,
                   Three Months Ended March 31, 2004 and 2003                  4

                   Consolidated Condensed Statements of Cash Flows,
                   Three Months Ended March 31, 2004 and 2003                  5

                   Notes to Consolidated Condensed Financial
                   Statements                                                6-7


         Item 2.   Management's Discussion and Analysis
                   Of Financial Condition and Results of
                   Operations                                               8-14

         Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk                                                14

         Item 4.   Controls and Procedures                                    14

PART II   Other Information

         Item 1.   Legal Proceedings                                          14

         Item 2.   Changes in Securities, Use of Proceeds and Issuer
                   Purchases of Equity Securities                             14

         Item 3.   Defaults Upon Senior Securities                            15

         Item 4.   Submission of Matters to a Vote of Security Holders        15

         Item 5.   Other Information                                          15

         Item 6.   Exhibits and Reports on Form 8-K                           15

Signatures                                                                    16

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                            March 31,   December 31,
                                                              2004         2003
                                                           ----------------------
               ASSETS

Cash and due from banks ................................   $  14,957    $  12,988
Interest-bearing deposits at financial institutions ....       8,551        6,948
Federal funds sold .....................................      44,775       31,414
Investment securities available for sale ...............      32,875       37,157
Loans, net of allowance for loan losses March 31, 2004,
  $3,210; December 31, 2003, $3,180 ....................     269,794      266,925
Bank premises and equipment, net .......................       6,763        6,764
Accrued interest receivable ............................       2,053        2,231
Life insurance contracts ...............................       4,298        4,254
Restricted investment securities .......................       2,962        3,028
Other assets ...........................................         789          705
                                                           ----------------------
   TOTAL ASSETS ........................................   $ 387,817    $ 372,414
                                                           ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
            LIABILITIES

Noninterest bearing deposits ...........................   $  46,368    $  47,549
Interest bearing deposits ..............................     247,043      230,027
                                                           ----------------------
   TOTAL DEPOSITS ......................................     293,411      277,576
Note payable ...........................................       2,700        2,700
Securities sold under agreements to
   repurchase ..........................................       6,089        4,912
Federal Home Loan Bank advances ........................      50,592       52,071
Treasury tax and loan open note ........................         111          556
Junior subordinated debentures .........................       4,125        4,125
Dividends payable ......................................         341          343
Other liabilities ......................................       1,894        1,723
                                                            ---------------------
   TOTAL LIABILITIES ...................................     359,263      344,006
                                                            ---------------------

Redeemable common stock held by employee stock
ownership plan with 401(k) provisions (KSOP) ...........       3,261        2,971
                                                            ---------------------

STOCKHOLDERS' EQUITY
Common stock ...........................................         200          200
Additional paid-in capital .............................       4,251        4,251
Retained earnings ......................................      36,553       36,071
Accumulated other comprehensive income .................         792          788
Less net cost of common shares acquired for the treasury     (13,242)     (12,902)
Less maximum cash obligation related to KSOP shares ....      (3,261)      (2,971)
                                                           ----------------------
   TOTAL STOCKHOLDERS' EQUITY ..........................      25,293       25,437
                                                           ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............   $ 387,817    $ 372,414
                                                           ======================

See Notes to Consolidated Condensed Financial Statements.

                  Iowa First Bancshares Corp. and Subsidiaries
                   Consolidated Condensed Statements of Income
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                                  2004     2003
                                                               ------------------
INTEREST AND DIVIDEND INCOME:
   Loans, including fees:
     Taxable .................................................   $4,073   $4,482
     Nontaxable ..............................................       43       34
   Investment securities available for sale:
     Taxable .................................................      201      256
     Nontaxable ..............................................      171      193
   Federal funds sold ........................................       82      117
   Restricted investment securities ..........................       11       31
   Other .....................................................       42       22
                                                                 ---------------
      Total interest and dividend income .....................    4,623    5,135
                                                                 ---------------
INTEREST EXPENSE:
   Deposits ..................................................      978    1,257
   Note payable ..............................................       23       61
   Other borrowed funds ......................................      669      930
   Junior subordinated debentures ............................      106      106
                                                                 ---------------
     Total interest expense ..................................    1,776    2,354
                                                                 ---------------

   Net interest income .......................................    2,847    2,781
Provision for loan losses ....................................      170      370
                                                                 ---------------
   Net interest income after provision for
     loan losses .............................................    2,677    2,411
                                                                 ---------------
Other income:
   Trust department ..........................................       92       95
   Service fees ..............................................      429      348
   Investment securities gains, net ..........................       33       10
   Gains on loans sold .......................................       20       68
   Other .....................................................      118      126
                                                                 ---------------
     Total other income ......................................      692      647
                                                                 ---------------
Operating expenses:
   Salaries and employee benefits ............................    1,275    1,266
   Occupancy expenses, net ...................................      191      178
   Equipment expenses ........................................      155      153
   Office supplies, printing, and postage ....................       85      107
   Computer costs ............................................      129      130
   Advertising and business promotion ........................       35       30
   Other operating expenses ..................................      301      336
                                                                 ---------------
     Total operating expenses ................................    2,171    2,200
                                                                 ---------------
   Income before income taxes ................................   $1,198   $  858
Income taxes .................................................      375      241
                                                                 ---------------
Net income ...................................................   $  823   $  617
                                                                 ===============
Net income per common share, basic and diluted ...............   $ 0.58   $ 0.43
                                                                 ===============
Dividends declared per common share ..........................   $ 0.24   $ 0.24
                                                                 ===============

Comprehensive income .........................................   $  827   $  622
                                                                 ===============

See Notes to Consolidated Condensed Financial Statements.

                  Iowa First Bancshares Corp. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
               For The Three Months Ended March 31, 2004 and 2003
                                 (In Thousands)
                                   (Unaudited)

                                                                           2004        2003
                                                                         --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...........................................................   $    823    $    617
Adjustments to reconcile net income to net cash
provided by operating activities:
   Proceeds from loans sold ..........................................      2,872       4,532
   Loans underwritten ................................................     (2,972)     (4,239)
   Gains on loans sold ...............................................        (20)        (68)
   Provision for loan losses .........................................        170         370
   Investment securities gains, net ..................................        (33)        (10)
   Depreciation ......................................................        140         118
   Amortization of premiums and accretion of discounts
     on investment securities available for sale, net ................         69          39
   Net decrease in accrued interest receivable .......................        178         344
   Net (increase) in other assets ....................................        (59)       (100)
   Net increase in other liabilities .................................        169         182
                                                                         --------------------
Net cash provided by operating activities ............................   $  1,337    $  1,785
                                                                         --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in interest-bearing deposits at financial institutions   $ (1,603)   $ (3,789)
   Net increase in federal funds sold ................................    (13,361)    (20,422)
   Proceeds from sales of available for sale securities ..............      1,151         257
   Proceeds from maturities, calls and paydowns of available
     for sale securities .............................................      6,135       1,636
   Purchases of available for sale securities ........................     (3,034)     (2,078)
   Net (increase) decrease in loans ..................................     (2,944)      2,626
   Purchases of bank premises and equipment ..........................       (139)       (855)
   Increase in cash value of life insurance contracts ................        (44)        (50)
   Proceeds from sales of restricted investment securities ...........         66          --
                                                                         --------------------
   Net cash (used in) investing activities ...........................   $(13,773)   $(22,675)
                                                                         --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in noninterest-bearing deposits ...........   $ (1,181)   $    122
   Net increase in interest-bearing deposits .........................     17,016      21,753
   Net increase (decrease) in securities sold under
     agreements to repurchase ........................................      1,177        (579)
   Net (decrease) in treasury tax and loan open note .................       (445)       (290)
   Advances from Federal Home Loan Bank ..............................         --       5,150
   Payments of advances from Federal Home Loan Bank ..................     (1,479)     (5,149)
   Cash dividends paid ...............................................       (343)       (335)
   Purchases of common stock for the treasury ........................       (340)         --
                                                                         --------------------
   Net cash provided by financing activities .........................   $ 14,405    $ 20,672
                                                                         --------------------
   Net increase (decrease) in cash and due from banks ................      1,969        (218)
   Beginning cash and due from banks .................................   $ 12,988    $ 17,283
                                                                         --------------------
   Ending cash and due from banks ....................................   $ 14,957    $ 17,065
                                                                         ====================

Supplemental Disclosures of Cash Flow Information, cash payments for:
      Interest .......................................................   $  1,711    $  2,285
      Income taxes ...................................................        150          --
Supplemental Schedule of Noncash Investing and Financing Activities:
  Change in accumulated other comprehensive income, unrealized
    gains on investment securities available for sale, net ...........          4           5
  (Increase) in maximum cash obligations related to KSOP shares ......       (290)         --
  Transfer of loans to other real estate owned .......................         25          --

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

Basis of Presentation:

The consolidated financial statements include the acounts of the Company and all wholly-owned subsidiaries, except Iowa First Capital Trust I, which under current accounting rules, no longer meets the criteria for consolidation. The consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2003 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Reclassifications:

Certain amounts in the prior year financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform to current year presentations.

Note 2.  Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 6,000,000 shares and 500,000 shares, respectively. Basic earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Diluted earnings per share is arrived at by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period. The average number of shares of common stock outstanding for the three months ended March 31, 2004 and 2003 were 1,413,594 and 1,424,445, respectively. There were no common stock equivalents in 2004 or 2003.

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

Financial instruments whose contract amounts              March 31,    December 31,
  represent credit risk:                                    2004            2003
                                                        ---------------------------
Commitments to extend credit                            $46,109,000     $43,843,000
Standby letters of credit                                 2,336,000       2,336,000

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Banks would be entitled to seek recovery from the customer. At March 31, 2004 and December 31, 2003 no amounts have been recorded as liabilities for the Banks' potential obligations under these guarantees.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $120,000 and none as of March 31, 2004 and December 31, 2003, respectively. These amounts, representing loans held for sale, are included in loans at the respective balance sheet dates.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:

Quarter ended March 31, 2004 compared with quarter ended March 31, 2003:

The Company recorded net income of $823,000 for the quarter ended March 31, 2004, compared with net income of $617,000 for the quarter ended March 31, 2003, an increase of $206,000 or 33.4%. This increase in net income resulted from higher net interest income, lower provision for loan losses, higher noninterest income, and slightly lower noninterest expenses during the first quarter of 2004 compared to the first quarter of 2003.

Basic and diluted earnings per share were $.58 for the three months ended March 31, 2004, $.15 or 34.9% more than the same period in 2003. The Company's annualized return on average assets for the first quarter of 2004 was .89% compared to .65% during the first quarter of the prior year. The Company's annualized return on average equity for the three months ended March 31, 2004 and March 31, 2003 was 13.0% and 10.3%, respectively.

The distribution of average assets, liabilities and stockholder's equity and interest rates, as well as interest differential was as follows (dollar amounts in thousands and income and rates on a fully taxable equivalent basis using statutory tax rates in effect for the year presented):

                                                           Three Months Ended                Three Months Ended
                                                             March 31, 2004                     March 31, 2003
                                                     ------------------------------    --------------------------------
                                                                            Average                             Average
                                                     Balance     Interest     Rate     Balance     Interest       Rate
                                                     ------------------------------------------------------------------
Assets
  Taxable loans, net .............................   $261,603    $  4,073     6.23%    $268,640    $  4,482       6.67%
  Taxable investment securities available
    for sale .....................................     20,040         201     4.01%      21,327         256       4.80%
  Nontaxable investment securities and
    loans ........................................     18,848         324     6.88%      19,377         344       7.10%
  Federal funds sold .............................     37,318          82     0.88%      43,098         117       1.09%
  Restricted investment securities ...............      3,002          11     1.47%       3,957          31       3.13%
  Interest-bearing deposits at financial
    institutions .................................      7,538          42     2.23%       3,807          22       2.31%
                                                     --------------------              --------------------
        Total interest earning assets ............    348,349       4,733     5.43%     360,206       5,252       5.83%
                                                                 --------                          --------
  Cash and due from banks ........................     14,255                            14,210
  Bank premises and equipment, net ...............      6,745                             5,762
  Life insurance contracts .......................      4,281                             3,978
  Other assets ...................................      2,934                             3,686
                                                     --------                          --------
        Total ....................................   $376,564                          $387,842
                                                     ========                          ========
Liabilities:
  Deposits:
    Interest-bearing demand ......................   $126,074    $    178     0.57%    $117,692    $    268       0.92%
    Time .........................................    110,039         800     2.95%     116,508         989       3.44%
  Note payable ...................................      2,760          23     3.33%       3,300          61       7.39%
  Other borrowings ...............................     57,087         669     4.75%      72,567         930       5.20%
  Junior subordinated debentures .................      4,125         106    10.32%       4,125         106      10.32%
                                                     --------------------              --------------------
        Total interest-bearing liabilities .......    300,085       1,776     2.40%     314,192       2,354       3.04%
                                                                 --------                          --------
  Noninterest-bearing deposits ...................     45,884                            44,643
  Other liabilities ..............................      1,902                             1,931
                                                     --------                          --------
        Total liabilities ........................    347,871                           360,766
  Redeemable common stock held by KSOP ...........      3,065                             2,717
Stockholders' Equity .............................     25,628                            24,359
                                                     --------                          --------
        Total ....................................   $376,564                          $387,842
                                                     ========                          ========
        Net interest earnings ....................               $  2,957                          $  2,898
                                                                 ========                          ========
        Net Interest Margin (net interest earnings
        divided by total interest-earning assets)                             3.40%                               3.22%
                                                                             ======                              ======

Nonaccruing loans are included in the average balance.  Loan fees are not material.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

The net interest margin increased to 3.40% during the first quarter of 2004 compared to 3.22% during the first quarter of 2003. The return on average interest-earning assets decreased 40 basis points (from 5.83% in 2003 to 5.43% in 2004) and interest paid on average interest-bearing liabilities decreased 64 basis points (from 3.04% in 2003 to 2.40% in 2004).

The Federal Reserve Bank Board and Chairman Greenspan during all of 2003 and through March 31, 2004, continued to manage short-term interest rates at, or near, lows not seen in decades. The prime lending rate began 2003 at 4.25% and ended the year at 4.00%, the same rate in effect as of March 31, 2004. During this period of historically low interest rates, the Company has emphasized the utilization of interest rate floors on selected commercial and agricultural loans. During the first quarter of 2004 and 2003 most, if not all, of such loans subject to interest rate floors were actually paying the floor rate. This resulted in the rates received on taxable loans during the first quarter of 2004, versus the first quarter of 2003, falling somewhat less than the rates paid on interest-bearing liabilities (44 basis points versus 64 basis points). Eventually, when market interest rates again rise, rates paid on interest-bearing liabilities may, for a time, increase more than rates received on taxable loans. This outcome is possible due to the loans which are subject to floor rate pricing lagging market interest rate increases until such time as the floor rate has been exceeded. The extent of this impact will depend on the amount and timing of eventual market interest rate hikes.

Rates received on taxable investment securities available for sale have decreased during the first quarter of 2004, compared to the first quarter of 2003, at a faster pace than the rates paid on interest-bearing liabilities (decreases of 79 basis points and 64 basis points, respectively). This is largely due to maturities and early calls of taxable investment securities coupled with reinvestment at appreciably lower interest rates. This portfolio, however, with an average maturity of less than four years, had an interest rate return during the quarter similar to that of ten year treasury securities.

Rates received during the quarter ended March 31, 2004, versus the first quarter of 2003, on nontaxable investment securities available for sale and loans decreased at a much slower pace than the rates paid on interest-bearing liabilities (decreases of 22 basis points and 64 basis points, respectively). This was due largely to a longer average duration for nontaxable investment securities available for sale and loans than the average duration for interest-bearing liabilities. Most of the nontaxable investment securities available for sale were purchased when market interest rates were higher than rates currently available. In the current interest rate environment, when taxable and nontaxable investment securities mature or are sold, called, or otherwise paid down, the reinvestment rate available is nearly always lower than the yield of the liquidating security.

The rate received on overnight federal funds sold to other banks decreased 21 basis points during the first quarter of 2004, compared to the first quarter of 2003. Given the Company's relatively large balance held in federal funds sold (11.5% of quarter-end assets), this served to diminish the net interest income. These federal funds sold can be used to fund future loan demand, deposit or other liability outflows, investment securities purchases, or various other purposes as identified by management.

The rate earned on interest-bearing deposits at financial institutions (primarily FDIC insured certificates of deposit) decreased only 8 basis points during the first quarter of 2004 versus the first quarter of 2003, while the average balance increased over $3,700,000. Despite the slight decline in rate received, this asset category was increased because it yielded 135 basis points over federal funds sold with little, if any, credit risk. The average duration of interest-bearing deposits at financial institutions was less than two years during the quarter ended March 31, 2004.

The rate paid on the note payable outstanding declined a significant 406 basis points during the first quarter of 2004 compared to the same quarter of 2003. This was the result of refinancing this debt with a different lender at far more favorable terms.

The usage of wholesale funding sources (primarily Federal Home Loan Bank advances), while mitigating intermediate and long-term interest rate risk, tended to increase overall interest expense. The Company's average rate paid for such Federal Home Loan Bank advances and other funds was reduced by 45 basis points when comparing the first quarters of 2004 and 2003. Management has noticeably reduced reliance on wholesale funding sources as evidenced by the average balance in this category declining over $15 million during the first quarter of 2004 compared to the first quarter of 2003.

Intense competition for all types of loans and deposits tends to limit the Company's ability to control pricing and other terms when dealing with customers. Despite these limitations, the Company was able to increase the overall net interest margin to 3.40% during the three months ended March 31, 2004, compared to 3.22% for the same period last year.

Provisions for loan losses were $170,000 for the three months ended March 31, 2004. This was $200,000 less than the first quarter of 2003. Net loan charge-offs for the quarter ended March 31, 2004 totaled $140,000 compared to net charge-offs of $355,000 for the same quarter in 2003. The loan losses in 2003 were primarily attributable to two agricultural loans at our Fairfield subsidiary bank, and do not appear to represent an overall deterioration in the quality of the loan portfolio.

The allowance for possible loan losses is maintained at the level considered adequate by management of the Banks to provide for probable losses in the existing loan portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. In determining the adequacy of the allowance balance the Banks make continuous evaluations of the loan portfolio and related off-balance sheet commitments, consider current economic conditions, the composition of the loan portfolio, historical loan loss experience, review of specific problem loans, the estimated net realizable value or the fair value of the underlying collateral, and other factors. There can be no assurance that loan losses will not exceed the estimated amounts or that the company will not be required to make additional provisions for loan losses in the future. Asset quality is a constant priority for the Company and its subsidiary banks. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of non-performing, charge-offs, and delinquencies could rise thus requiring further increases in the provision.

Nonaccrual loans totaled $2,539,000 at March 31, 2004, an increase of $416,000 or 19.6% from December 31, 2003. Other real estate owned totaled $25,000, compared to none at December 31, 2003. Loans past due 90 days or more and still accruing totaled $397,000, which was $182,000 or 84.7% more than at year-end 2003. The allowance for possible loan losses of $3,210,000, at March 31, 2004, represented 1.2% of gross loans and 108% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

Other income results from the charges and fees collected by the Company from its customers for various services performed, gross trust department revenue, miscellaneous other income and gains (or losses) from the sale of investment securities in the available for sale category and loans. Total other income for the first quarter of 2004 was $692,000; $45,000 or 7.0% more than the first quarter of 2003. Service fees, particularly on deposit accounts, were the largest single area of growth in the other income category.

Operating expenses include all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. For the quarter ended March 31, 2004, salaries and employee benefits expense increased a very modest $9,000 or 0.7% as management controlled employee raises, hiring and turnover. Also, retirement of one key employee assisted in controlling salaries and benefits. Additionally, health care costs, while rising much faster than inflation, did not rise as much as in recent years. Occupancy and equipment expenses increased $15,000 or 4.5% as a new branch facility was in operation for the entire quarter ended March 31, 2004, but was not yet operating in the first quarter of last year. All other operating expenses decreased $53,000 or 8.8% due largely to lower costs for supplies, printing, and postage, as well as a final settlement of a non-recurring liability at an amount approximately $20,000 more advantageous to the Company than previously anticipated and accrued for. Total operating expenses decreased $29,000 or 1.3% during the first quarter of 2004 versus the same quarter last year.

Income tax expense for the quarter ended March 31, 2004 of $375,000 represented 31.3% of income before taxes. The comparable quarter last year was 28.1% of income before tax. This increase in income taxes as a percentage of income before taxes is mostly the result of a higher portion of pretax income comprised of nontaxable income in 2003 than 2004.

The efficiency ratio, defined as noninterest expense, excluding the provision for loan losses, as a percent of net interest income plus noninterest income, was 61.3% and 64.2% for the three months ended March 31, 2004 and 2003, respectively. The primary reasons for this change in the efficiency ratio are discussed previously in this report.

Discussion and Analysis of Financial Condition

The Company's assets at March 31, 2004 totaled $387,817,000, an increase of $15,403,000 or 4.1% from December 31, 2003. As of March 31, 2004, the Company had $44,775,000 of federal funds sold compared to $31,414,000 at December 31, 2003. Additionally, interest-bearing deposits at financial institutions (primarily fully FDIC insured certificates of deposit) as well as some interest-bearing demand accounts at various banking institutions totaled $8,551,000 versus $6,948,000 at December 31, 2003. This increase was primarily the result of higher yields available on such certificates of deposit than could be obtained in the federal funds and treasury securities markets. Federal funds sold and other liquid assets have been higher the past several quarters than the Company would historically consider normal. These liquid assets may be used to fund future loan growth, deposit or other liability outflows, purchases of investment securities available for sale when interest rates again rise, or various other purposes as identified by management.

Total available for sale securities decreased $4,282,000 or 11.5% during the first three months of 2004 to total $32,875,000 at March 31, 2004. The Banks emphasize purchase of securities with maturities of five years and less as such purchases typically offer reasonable yields with limited credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities are owned in order to enhance overall portfolio yield without significantly increasing risk. In the low interest rate environment which continued during the first three months of 2004, the banks limited their purchases of securities to less than the total of securities that were sold, matured, called, or paid down. Furthermore, most of the securities that were purchased had relatively short maturities or likely early call dates. Securities sold thus far in 2004 totaled $1,151,000 and resulted in net gains recognized of $33,000.

Net loans totaled $269,794,000 at March 31, 2004, an increase of $2,869,000 or 1.1% from December 31, 2003. Competition for high-quality loans remains intense in all loan categories. Refinancing of home loans continued, fueled by historically low interest rates, albeit at a slower pace than during the first quarter of 2003. The Company sells many of these loans in the secondary market. Consequently, the loans which are sold, as well as the loans remaining in the Company's portfolio but refinanced at lower rates, combine to put downward pressure on loan yields and the volume of home loans on the balance sheet.

Total deposits at March 31, 2004, were $293,411,000, an increase of $15,835,000 or 5.7% from the balance at December 31, 2003. Certificates of deposit represented on average for the three months ended March 31, 2004, approximately 39% of total deposits. Interest-bearing demand deposits, comprised of savings, money market and NOW accounts, represented another 45% of average deposits. The final 16% of average deposits were in noninterest-bearing accounts. Securities sold under agreements to repurchase increased $1,177,000 to $6,089,000, and advances borrowed from the Federal Home Loan Bank declined by $1,479,000 from year-end 2003, totaling $50,592,000 at quarter end.

The note payable balance of $2,700,000 at March 31, 2004, was unchanged from the December 31, 2003 balance. The next annual principal payment of $600,000 is scheduled for the third quarter of 2004. This note was refinanced during the second quarter of 2003. The new variable rate revolving five-year term note is priced at Prime less one percent, with a floor of 3.25% and a ceiling of 5.25%, considerably lower than the prior fixed rate of over 7.35%.

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At March 31, 2004, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range and, thus, the Company is theoretically positioned to benefit from a decline in interest rates within the next year.

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at March 31, 2004, were $293,411,000 or 75.7% of total liabilities and equity.

Federal funds sold overnight totaled $44,775,000 or 11.5% of March 31, 2004 total assets. These federal funds sold may be used to fund loans as well as deposit withdrawals, or for other purposes as defined by management.

Securities available for sale with a fair value totaling $32,875,000 at quarter-end included net unrealized gains of $1,263,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by management.

Capital

Stockholders' equity decreased $144,000 (0.6%) during the three months ended March 31, 2004. The year-to-date decrease included net income of $823,000, increase of $4,000 in accumulated other comprehensive income, $341,000 of dividends declared to shareholders, $340,000 of treasury share purchases and $290,000 increase in the maximum obligation related to KSOP shares.

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

A comparison of the Company's capital as of March 31, 2004 with the requirements to be considered adequately capitalized is presented below.

                                                                   For Capital
                                                   Actual      Adequacy Purposes
                                                   -----------------------------

Total capital to risk-weighted assets ......       12.9%             8.00%
Tier 1 capital to risk-weighted assets .....       11.7%             4.00%
Tier 1 capital to average assets ...........        8.3%             4.00%

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

The Company has in the past purchased, and is authorized under an existing stock repurchase plan to buy in the future, shares of its outstanding common stock for the treasury as they become available. Pursuant to the stock repurchase plan approved by the Board of Directors, 11,643 shares were purchased by the Company during the first quarter of 2004. See Part II, Item 2 of this Form 10-Q for further detail regarding purchases of equity securities for the treasury.

Current Accounting Developments

The Financial Accounting Standard Board has issued Interpretation (FIN)46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 which, for the Company, was effective for the year ended December 31, 2003. FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIE's were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. Under the provisions of FIN 46 and FIN 46R, Iowa First Capital Trust I, a 100% owned subsidiary of the Company, no longer meets the criteria for consolidation. FIN 46 was adopted on a prospective basis on December 31, 2003. As a result, the March 31, 2004 and December 31, 2003 balance sheets include $4,125,000 of junior subordinated debentures which, in prior periods, was classified in the balance sheet as $4,000,000 of Company Obligated Mandatorily Redeemable Preferred Securities, after a consolidation elimination of $125,000. Additionally, the March 31, 2004 and 2003 income statements include $106,000 of interest expense on junior subordinated debentures which, for prior periods, was classified as $103,000 of interest expense on Company Obligated Mandatorily Redeemable Preferred Securities, after a consolidation elimination of $3,000.

In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of this accounting change and, if necessary or warranted, provide further appropriate guidance. No further guidance has been issued to date and, as such, the $4 million in trust preferred securities issued by Iowa First Capital Trust I, which are no longer included on the Company's consolidated balance sheet, were included in Tier I capital for regulatory capital purposes at both March 31, 2004 and December 31, 2003. There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in regulatory capital in the future. Assuming the Company was not permitted to include these securities in regulatory capital at March 31, 2004, the Company would still exceed the regulatory required minimums for capital adequacy purposes.

The Accounting  Standards  Executive  Committee has issued Statement of Position
(SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This Statement applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value with no allowance for loan losses, or other valuation allowance, permitted at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are less than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. For the Company, this Statement is effective for calendar year 2005 and, early adoption although permitted, is not planned. No significant impact is expected on the consolidated financial statements at the time of adoption.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the quantitative and qualitative market risks since the prior year-end. Such risks were described in the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

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

                            Part II OTHER INFORMATION

Item 1.   Legal Proceedings

The Company has no legal proceedings which are deemed material.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the quarter ended March 31, 2004 the Company purchased its own common stock, detailed as follows:

                                                              Total
                                                            Number of         Maximum
                                                             Shares          Number of
                                                            Purchased       Shares That
                             Total                          As Part of      May Yet Be
                           Number of        Average         Publicly        Purchased
                             Shares       Price Paid        Announced       Under The
Period                     Purchased       Per Share        Plan (1)         Plan (1)
----------------------------------------------------------------------------------------
Jan. 1 - Jan. 31, 2004       None             N/A              None           49,953

Feb. 1 - Feb. 29, 2004       None             N/A              None           49,953

Mar. 1 - Mar. 31, 2004      11,643          $29.17            11,643          38,310

(1) In May 2002, the Company's board of directors approved a stock repurchase plan of up to 75,000 shares, or approximately 5.2% of the then outstanding shares. This stock repurchase plan has no stated expiration date and is the Company's only current, publicly-announced stock repurchase plan. The Company anticipates future purchases under this stock repurchase plan.

The above table is required for any equity securities of the Company which have been registered by the Company pursuant to section 12 of the Securities Exchange Act of 1934. The Company has only filed a registration statement with the SEC under the Securities Act of 1933 and, therefore, its equity securities are only registered under section 15(d) of the Exchange Act. Thus, while the above table is not required, it has been provided in the interest of high-quality disclosure.

Item 3.  Defaults Upon Senior Securities

There have been no defaults upon senior securities by the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Company held at its offices on April 15, 2004, the shareholders elected the following individuals to the Board of Directors for the indicated terms:

                              Votes in Favor   Votes Withheld      Term
                              -------------------------------------------

Roy J. Carver, Jr.               1,123,063          2,739         3 Years
Stephen R. Cracker               1,125,208            594         3 Years
Dr. Victor G. McAvoy             1,124,038          1,764         3 Years
John "Jay" S. McKee              1,125,208            594         3 Years

Item 5.  Other Information

There has been no new information not previously disclosed requiring disclosure under this item.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              Exhibit 31.1 - Certification pursuant to Rule 13a-15(e) and
                             15d-15(e)

              Exhibit 31.2 - Certification pursuant to Rule 13a-15(e) and
                             15d-15(e)

              Exhibit 32.1 - Certification pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002

              Exhibit 32.2 - Certification pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K.

              A Form 8-k was filed on January 28, 2004 and consisted of a press release discussing finacnial results of the Company for the quarter and year ended December 31, 2003.

              A Form 8-K was filed on April 22, 2004 and consisted of a press release discussing financial results of the Company for the first quarter ended March 31, 2004, as well as the shareholder dividend payable in April 2004.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             IOWA FIRST BANCSHARES CORP.

                                 (Registrant)





May 14, 2004                                     /s/ D. Scott Ingstad
------------                                     -------------------------------
Date                                             D. Scott Ingstad, Chairman of
                                                 the Board, President and CEO

May 14, 2004                                     /s/ Kim K. Bartling
------------                                     -------------------------------
Date                                             Kim K. Bartling, Executive Vice
                                                 President, Chief Operating
                                                 Officer & Treasurer