Form 10-Q
period 2004-06-30
IOWA FIRST BANCSHARES CORP
filed 2004-08-13
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

   For the quarterly period ended June 30, 2004
                                  -------------

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

   For the transition period from ___________________ to _______________________

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

At June 30, 2004 there were 1,387,779 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                        PAGE NO.

PART 1   Financial Information

         Item 1.   Financial Statements

                   Consolidated Condensed Balance Sheets,
                   June 30, 2004 and December 31, 2003                         3

                   Consolidated Condensed Statements of
                   Income, Three and Six Months Ended
                   June 30, 2004 and 2003                                      4

                   Consolidated Condensed Statements of
                   Cash Flows, Six Months Ended
                   June 30, 2004 and 2003                                      5

                   Notes to Consolidated Condensed
                   Financial Statements                                      6-7


         Item 2.   Management's Discussion and Analysis
                   Of Financial Condition and Results of
                   Operations                                               8-16

         Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk                                                16

         Item 4.   Controls and Procedures                                    17

PART II   Other Information

         Item 1.   Legal Proceedings                                          17

         Item 2.   Changes in Securities, Use of Proceeds and Issuer
                   Purchases of Equity Securities                             17

         Item 3.   Defaults Upon Senior Securities                            17

         Item 4.   Submission of Matters to a Vote of Security Holders        17

         Item 5.   Other Information                                          17

         Item 6.   Exhibits and Reports on Form 8-K                           18

Signatures                                                                    19

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                            June 30,   December 31,
                                                              2004        2003
                                                           ----------------------
               ASSETS

Cash and due from banks ................................   $  11,949    $  12,988
Interest-bearing deposits at financial institutions ....       8,276        6,948
Federal funds sold .....................................      24,445       31,414
Investment securities available for sale ...............      34,025       37,157
Loans, net of allowance for loan losses June 30, 2004,
  $3,274; December 31, 2003, $3,180 ....................     280,472      266,925
Bank premises and equipment, net .......................       6,789        6,764
Accrued interest receivable ............................       2,151        2,231
Life insurance contracts ...............................       4,338        4,254
Restricted investment securities .......................       2,800        3,028
Other assets ...........................................         697          705
                                                           ----------------------
        TOTAL ASSETS ...................................   $ 375,942    $ 372,414
                                                           ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
            LIABILITIES

Noninterest bearing deposits ...........................   $  46,054    $  47,549
Interest bearing deposits ..............................     238,957      230,027
                                                           ----------------------
        TOTAL DEPOSITS .................................     285,011      277,576
Note payable ...........................................       2,800        2,700
Securities sold under agreements to
  repurchase ...........................................       7,134        4,912
Federal Home Loan Bank advances ........................      46,749       52,071
Treasury tax and loan open note ........................          93          556
Junior subordinated debentures .........................       4,125        4,125
Dividends payable ......................................         337          343
Other liabilities ......................................       1,565        1,723
                                                           ----------------------
        TOTAL LIABILITIES ..............................     347,814      344,006
                                                           ----------------------
Redeemable common stock held by employee stock
  ownership plan with 401(k) provisions (KSOP) .........       2,882        2,971
                                                           ----------------------

STOCKHOLDERS' EQUITY

Common stock ...........................................         200          200
Additional paid-in capital .............................       4,251        4,251
Retained earnings ......................................      37,204       36,071
Accumulated other comprehensive income .................         276          788
Less net cost of common shares acquired for the treasury     (13,803)     (12,902)
Less maximum cash obligation related to KSOP shares ....      (2,882)      (2,971)
                                                           ----------------------
        TOTAL STOCKHOLDERS' EQUITY .....................      25,246       25,437
                                                           ----------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $ 375,942    $ 372,414
                                                           ======================

See notes to Consolidated Condensed Financial Statements.

                  Iowa First Bancshares Corp. and Subsidiaries

                   Consolidated Condensed Statements of Income
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                           Three Months Ended    Six Months Ended
                                                                 June 30,            June 30,
                                                           --------------------------------------
                                                             2004       2003      2004      2003
                                                           --------------------------------------
INTEREST AND DIVIDEND INCOME:
  Loans, including fees:
    Taxable .............................................   $ 4,060   $ 4,435   $ 8,133   $ 8,917
    Nontaxable ..........................................        52        25        95        59
  Investment securities available for sale:

    Taxable .............................................       175       247       376       503
    Nontaxable ..........................................       166       183       337       376
  Federal funds sold ....................................        75       141       157       258
  Restricted investment securities ......................        16        30        27        61
  Other .................................................        56        29        98        51
                                                            -------------------------------------
        Total interest and dividend income ..............     4,600     5,090     9,223    10,225
                                                            -------------------------------------
INTEREST EXPENSE:
  Deposits ..............................................       957     1,229     1,935     2,486
  Note payable ..........................................        22        39        45       100
  Other borrowed funds ..................................       627       876     1,296     1,806
  Junior subordinated debentures ........................       107       107       213       213
                                                            -------------------------------------
        Total interest expense ..........................     1,713     2,251     3,489     4,605
                                                            -------------------------------------

        Net interest income .............................     2,887     2,839     5,734     5,620
Provision for loan losses ...............................        90        90       260       460
                                                            -------------------------------------
        Net interest income after provision for
        loan losses .....................................     2,797     2,749     5,474     5,160
                                                            -------------------------------------
Other income:
  Trust department ......................................        95        95       187       190
  Service fees ..........................................       485       415       914       763
  Investment securities gains, net ......................        --        12        33        22
  Gains on loans sold ...................................        94       111       114       179
  Corporate owned life insurance income .................        43        54        89       108
  Other .................................................       127        78       199       150
                                                            -------------------------------------
        Total other income ..............................       844       765     1,536     1,412
                                                            -------------------------------------
Operating expenses:
  Salaries and employee benefits ........................     1,275     1,218     2,550     2,484
  Occupancy expenses, net ...............................       183       164       374       342
  Equipment expenses ....................................       165       179       320       332
  Office supplies, printing, and postage ................        73        85       158       192
  Computer costs ........................................       131       135       260       265
  Advertising and business promotion ....................        45        49        80        79
  Other operating expenses ..............................       333       350       634       686
                                                            -------------------------------------
        Total operating expenses ........................     2,205     2,180     4,376     4,380
                                                            -------------------------------------
        Income before income taxes ......................   $ 1,436   $ 1,334   $ 2,634   $ 2,192
Income taxes ............................................       448       390       823       631
                                                            -------------------------------------
        Net income ......................................   $   988   $   944   $ 1,811   $ 1,561
                                                            =====================================
Net income per common share, basic and diluted ..........   $  0.71   $  0.67   $  1.29   $  1.10
                                                            =====================================
Dividends declared per common share .....................   $  0.24   $  0.24   $  0.49   $  0.47
                                                            =====================================

Comprehensive income ....................................   $   472   $ 1,015   $ 1,299   $ 1,637
                                                            =====================================

See notes to Consolidated Condensed Financial Statements

                  Iowa First Bancshares Corp. and Subsidiaries

                 Consolidated Condensed Statements of Cash Flows
                 For The Six Months Ended June 30, 2004 and 2003
                                 (In Thousands)
                                   (Unaudited)

                                                                           2004       2003
                                                                        --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..........................................................   $  1,811    $  1,561
Adjustments to reconcile net income to net cash
provided by operating activities:
  Proceeds from loans sold ..........................................      6,219       9,800
  Loans underwritten ................................................     (6,254)    (10,268)
  Gains on loans sold ...............................................       (114)       (145)
  Provision for loan losses .........................................        260         460
  Investment securities gains, net ..................................        (33)        (22)
  Depreciation ......................................................        284         259
  Amortization of premiums and accretion of discounts
    on investment securities available for sale, net ................        114          95
  Net decrease in accrued interest receivable .......................         80         492
  Net decrease in other assets ......................................        102          27
  Net increase in other liabilities .................................        147          44
                                                                        --------------------
        Net cash provided by operating activities ...................   $  2,616    $  2,303
                                                                        --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in interest-bearing deposits at financial institutions   $ (1,328)   $ (4,850)
  Net (increase) decrease in federal funds sold .....................      6,969     (16,435)
  Proceeds from sales of available for sale securities ..............      1,151         516
  Proceeds from maturities, calls and paydowns of available for sale      12,037       4,251
  Purchases of available for sale securities ........................    (10,954)     (4,037)
  Net (increase) decrease in loans ..................................    (13,752)      2,692
  Purchases of bank premises and equipment ..........................       (309)     (1,615)
  Increase in cash value of life insurance contracts ................        (84)       (100)
  Proceeds from sales of restricted investment securities ...........        228          --
                                                                        --------------------
        Net cash (used in) investing activities .....................   $ (6,042)   $(19,578)
                                                                        --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in noninterest-bearing deposits ...........   $ (1,495)   $    853
  Net increase in interest-bearing deposits .........................      8,930      20,102
  Net increase (decrease) in securities sold under
    agreements to repurchase ........................................      2,222      (1,588)
  Net increase in line of credit ....................................        100          --
  Repayment of note payable .........................................         --      (3,324)
  Proceeds from note payable ........................................         --       3,324
  Net decrease in treasury tax and loan open note ...................       (463)        (88)
  Advances from Federal Home Loan Bank ..............................         --       9,550
  Payments of advances from Federal Home Loan Bank ..................     (5,322)    (14,407)
  Cash dividends paid ...............................................       (684)       (670)
  Purchases of common stock for the treasury ........................       (901)       (107)
                                                                        --------------------
        Net cash provided by financing activities ...................   $  2,387    $ 13,645
                                                                        --------------------
   Net decrease in cash and due from banks ..........................     (1,039)     (3,630)
   Beginning cash and due from banks ................................   $ 12,988    $ 17,283
                                                                        --------------------
   Ending cash and due from banks ...................................   $ 11,949    $ 13,653
                                                                        ====================

Supplemental Disclosures of Cash Flow Information, cash payments for:
  Interest ..........................................................   $  3,535    $  4,676
  Income taxes ......................................................        689         697
Supplemental Schedule of Noncash Investing and Financing Activities:
  Change in accumulated other comprehensive income, unrealized
    gains (losses) on investment securities available for sale, net .       (512)         76
  (Increase) in maximum cash obligations related to KSOP shares .....         89          --
   Transfers of loans to other real estate owned ....................         25         140

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

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries, except Iowa First Capital Trust I, which under current accounting rules, no longer meets the criteria for consolidation. The consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2003 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Reclassifications:

Certain amounts in the prior year financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform to current year presentations.

Note 2.  Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 6,000,000 shares and 500,000 shares, respectively. Basic earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Diluted earnings per share is arrived at by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period. The average number of shares of common stock outstanding for the three and six months ended June 30, 2004 were 1,398,886 and 1,406,240, respectively. The average number of shares of common stock outstanding for the three and six months ended June 30, 2003 were 1,418,983 and 1,423,214, respectively. There were no common stock equivalents in 2004 or 2003.

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

Financial instruments whose contract                June 30,        December 31,
amounts represent credit risk:                       2004               2003
--------------------------------------------------------------------------------

Commitments to extend credit .............        $45,390,000       $43,843,000
Standby letters of credit ................          1,956,000         2,336,000

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Banks would be entitled to seek recovery from the customer. At June 30, 2004 and December 31, 2003 no amounts have been recorded as liabilities for the Banks' potential obligations under these guarantees.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $80,000 and none as of June 30, 2004 and December 31, 2003, respectively. These amounts, representing loans held for sale, are included in loans at the respective balance sheet dates.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Results of Operations:

Quarter ended June 30, 2004 compared with quarter ended June 30, 2003:

The Company recorded net income of $988,000 for the quarter ended June 30, 2004, compared with net income of $944,000 for the quarter ended June 30, 2003, an increase of $44,000 or 4.7%. This increase in net income resulted from higher net interest income, higher noninterest income, identical provision for loan losses, and controlled noninterest expenses during the second quarter of 2004 compared to the second quarter of 2003.

Basic and diluted earnings per share were $.71 for the three months ended June 30, 2004, $.04 or 6.0% more than the same period in 2003. The Company's annualized return on average assets for the second quarter of 2004 was 1.04% compared to .95% during the second quarter of the prior year. The Company's annualized return on average equity for the three months ended June 30, 2004 and June 30, 2003 was 15.7% and 15.2%, respectively.

The distribution of average assets, liabilities and stockholders' equity and interest rates, as well as interest differential was as follows (dollar amounts in thousands and income and rates on fully taxable equivalent basis using statutory tax rates in effect for the year presented):

                                                               Three Months Ended              Three Months Ended
                                                                  June 30, 2004                   June 30, 2003
                                                        -------------------------------   ------------------------------
                                                                                Average                          Average
                                                        Balance    Interest      Rate     Balance   Interest       Rate
                                                        -----------------------------------------------------------------
Assets
Taxable loans, net ..................................   $268,798    $  4,060     6.04%    $270,395   $  4,435      6.56%
Taxable investment securities available for sale ....     19,648         175     3.56%      21,903        247      4.51%
Nontaxable investment securities and loans ..........     19,186         330     6.89%      18,131        315      6.95%
Federal funds sold ..................................     33,716          75     0.89%      51,271        141      1.10%
Restricted investment securities ....................      2,897          16     2.21%       3,957         30      3.03%
Interest-bearing deposits at financial
  institutions ......................................      8,499          56     2.64%       5,166         29      2.25%
                                                        --------------------              -------------------
        Total interest-earning assets ...............    352,744       4,712     5.34%     370,823      5,197      5.61%
                                                                    --------                         --------
Cash and due from banks .............................     15,205                            13,845
Bank premises and equipment, net ....................      6,748                             6,498
Life insurance contracts ............................      4,322                             4,031
Other assets ........................................      2,744                             3,498
                                                        --------                          --------
        Total .......................................   $381,763                          $398,695
                                                        ========                          ========
Liabilities
Deposits:

  Interest-bearing demand ...........................   $134,395    $    192     0.57%   $134,976   $    274       0.81%
  Time ..............................................    109,023         765     2.82%    114,833        955       3.34%
Note payable ........................................      2,716          22     3.18%      3,300         39       4.73%
Other borrowings ....................................     54,259         627     4.64%     68,977        876       5.10%
Junior subordinated debentures ......................      4,125         107    10.20%      4,125        107      10.20%
                                                        --------------------             --------
        Total interest-bearing liabilities ..........    304,518       1,713     2.26%    326,211      2,251       2.77%
                                                                    --------                         -------
Noninterest-bearing deposits ........................     46,997                           42,811
Other liabilities ...................................      1,922                            2,020
                                                        --------                         --------
        Total liabilities ...........................    353,437                          371,042
Redeemable common stock held by KSOP ................      3,072                            2,717
Stockholders' Equity ................................     25,254                           24,936
                                                        --------                         --------
        Total .......................................   $381,763                         $398,695
                                                        ========                         ========
Net interest earnings ...............................               $  2,999                         $  2,946
                                                                    ========                         ========

Net Interest Margin (net interest earnings divided by
  total interest-earning assets) ....................                            3.41%                             3.18%
                                                                                ======                            ======

Nonaccruing loans are included in the average balance. Loan fees are not material.

The net interest margin increased to 3.41% during the second quarter of 2004 compared to 3.18% during the second quarter of 2003. The return on average interest-earning assets decreased 27 basis points (from 5.61% in 2003 to 5.34% in 2004) and interest paid on average interest-bearing liabilities decreased 51 basis points (from 2.77% in 2003 to 2.26% in 2004).

The Federal Reserve Bank Board and Chairman Greenspan during all of 2003 and through June 30, 2004, continued to manage short-term interest rates at, or near, lows not seen in decades. The prime lending rate began 2003 at 4.25% and ended the year at 4.00%, the same rate in effect as of June 30, 2004. This rate was increased to 4.25% in early July, 2004, signaling a reversal of the Federal Reserve Bank's accommodative monetary policy. During this period of historically low interest rates, the Company has emphasized the utilization of interest rate floors on selected commercial and agricultural loans. During the first two quarters of 2004 and the entire year of 2003 most, if not all, of such loans subject to interest rate floors were actually paying the floor rate. This, coupled with a change in the mix of the loan portfolio, resulted in the rates received on taxable loans during the second quarter of 2004, versus the second quarter of 2003, declining the same amount as the rates paid on interest-bearing liabilities (51 basis points). As market interest rates rise, rates paid on interest-bearing liabilities may, for a time, increase more than rates received on taxable loans. This outcome is possible due to the loans which are subject to floor rate pricing lagging market interest rate increases until such time as the floor rate has been exceeded. The extent of this impact will depend on the amount and timing of future market interest rate hikes.

Rates received on taxable investment securities available for sale have decreased during the second quarter of 2004, compared to the second quarter of 2003, at a faster pace than the rates paid on interest-bearing liabilities (decreases of 95 basis points and 51 basis points, respectively). This is largely due to maturities and early calls of taxable investment securities coupled with reinvestment at appreciably lower interest rates. This portfolio, however, with an average maturity of less than four years, had an interest rate return during the quarter similar to that of five year treasury securities.

Rates received during the quarter ended June 30, 2004, versus the second quarter of 2003, on nontaxable investment securities available for sale and loans decreased at a much slower pace than the rates paid on interest-bearing liabilities (decreases of 6 basis points and 51 basis points, respectively). This was due largely to a longer average duration for nontaxable investment securities available for sale and loans than the average duration for interest-bearing liabilities. Most of the nontaxable investment securities available for sale were purchased when market interest rates were higher than rates currently available. In the current interest rate environment, when taxable and nontaxable investment securities mature or are sold, called, or otherwise paid down, the reinvestment rate available is nearly always lower than the yield of the liquidating security.

The rate received on overnight federal funds sold to other banks decreased 21 basis points during the second quarter of 2004, compared to the same quarter of 2003. Given the Company's relatively large balance held in federal funds sold (8.8% of quarterly average assets), this caused downward pressure on the net interest income. As of June 30, 2004, total federal funds sold to total assets had been reduced to 6.5%. These federal funds sold can be used to fund future loan demand, deposit or other liability outflows, investment securities purchases, or various other purposes as identified by management.

The rate earned on interest-bearing deposits at financial institutions (primarily FDIC insured certificates of deposit) increased 39 basis points during the second quarter of 2004 versus the same quarter of 2003, while the average balance increased over $3,300,000. This asset category was emphasized as it yielded 175 basis points over federal funds sold with little, if any, credit risk. The average duration of interest-bearing deposits at financial institutions was less than two years during the quarter ended June 30, 2004.

During this period of low market interest rates, the rates paid on interest-bearing demand and time deposits were reduced 24 basis points and 52 basis points, respectively, when comparing the second quarters of 2004 and 2003.

The rate paid on the note payable outstanding declined a substantial 155 basis points during the second quarter of 2004 compared to the same quarter of 2003. This was the result of refinancing this debt with a different lender at far more favorable terms. The impact at this refinancing was reflected the entire second quarter of 2004, compared to only a portion of 2003.

The usage of wholesale funding sources (primarily Federal Home Loan Bank advances), while mitigating intermediate and long-term interest rate risk, tended to increase overall interest expense. The Company's average rate paid for such Federal Home Loan Bank advances and other funds was reduced by 46 basis points when comparing the second quarters of 2004 and 2003. Management has noticeably reduced reliance on wholesale funding sources as evidenced by the average balance in this category declining nearly $15 million during the second quarter of 2004 compared to the second quarter of 2003.

Intense competition for all types of loans and deposits tends to limit the Company's ability to control pricing and other terms when dealing with customers. Despite these limitations, the Company was able to increase the overall net interest margin to 3.41% during the three months ended June 30, 2004, compared to 3.18% for the same period last year.

Provisions for loan losses were $90,000 for the three months ended June 30, 2004 and June 30, 2003. Net loan charge-offs for the quarter ended June 30, 2004 totaled only $26,000 compared to net charge-offs of $54,000 for the same quarter in 2003.

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

Nonaccrual loans totaled $1,962,000 at June 30, 2004, a decrease of $161,000 or 7.6% from December 31, 2003. There was no other real estate owned at June 30, 2004 or December 31, 2003. Loans past due 90 days or more and still accruing totaled $203,000, which was $12,000 or 5.6% less than at year-end 2003. The allowance for possible loan losses of $3,274,000 at June 30, 2004, represented 1.2% of gross loans and 151% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

Other income results from the charges and fees collected by the Company from its customers for various services performed, gross trust department revenue, miscellaneous other income and gains (or losses) from the sale of investment securities in the available for sale category and loans. Total other income for the second quarter of 2004 was $844,000; $79,000 or 10.3% more than the second quarter of 2003. Service fees, particularly on deposit accounts, were the largest single area of growth in the other income category, exhibiting an increase of $70,000 or 16.9%. Due to a significant reduction in loan refinancings, gains on loans sold declined $42,000 or 37.8%. Finally, miscellaneous other income rose $49,000 or 62.8%. The majority of this $49,000 increase in the second quarter of 2004 compared to the same quarter in 2003 resulted from a non-recurring revenue source.

Operating expenses include all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. For the quarter ended June 30, 2004, salaries and employee benefits expense increased $57,000 or 4.7% due to normal raises, incentives and the rising cost of benefits. Occupancy and equipment expenses increased very modestly by $5,000 or 1.5%. All other operating expenses decreased $37,000 or 6.0% due largely to lower costs for supplies, printing and postage, as well as loan related expenses and insurance. Total operating expenses increased a very slight $25,000 or 1.1% during the second quarter of 2004 versus the same quarter last year.

Income tax expense for the quarter ended June 30, 2004 of $448,000 represented 31.2% of income before taxes. For the comparable quarter last year income tax expense was 29.2% of income before tax.

The efficiency ratio, defined as noninterest expense, excluding the provision for loan losses, as a percent of net interest income plus noninterest income, was 59.0% and 60.5% for the three months ended June 30, 2004 and 2003, respectively. The primary reasons for this improvement in the efficiency ratio are discussed previously in this report.

Results of Operations:

Six months ended June 30, 2004 compared with six months ended June 30, 2003

The Company recorded net income of $1,811,000 for the six months ended June 30, 2004, compared with net income of $1,561,000 for the two quarters ended June 30, 2003, an increase of $250,000 or 16.0%. This increase in net income resulted from higher net interest income, higher noninterest income, lower provision for loan losses, and tightly controlled noninterest expenses during the first two quarters of 2004 compared to the same period during 2003.

Basic and diluted earnings per share were $1.29 for the six months ended June 30, 2004, $.19 or 17.3% more than the same period in 2003. The Company's annualized return on average assets for the first two quarters of 2004 was .96% compared to .80% during the same quarters of the prior year. The Company's annualized return on average equity for the six months ended June 30, 2004 and June 30, 2003 was 14.4% and 12.7%, respectively.

The distribution of average assets, liabilities and stockholders' equity and interest rates, as well as interest differential was as follows (dollar amounts in thousands and income and rates on fully taxable equivalent basis using statutory tax rates in effect for the year presented):


                                                           Six Months Ended               Six Months Ended
                                                            June 30, 2004                   June 30, 2003
                                                   -----------------------------------------------------------------
                                                                          Average                            Average
                                                   Balance     Interest     Rate     Balance   Interest        Rate
                                                   -----------------------------------------------------------------
Assets

Taxable loans, net .............................   $265,200    $  8,133     6.13%    $269,522   $  8,917       6.62%
Taxable investment securities available for sale     19,844         376     3.79%      21,616        503       4.65%
Nontaxable investment securities and loans .....     19,017         655     6.89%      18,750        659       7.03%
Federal funds sold .............................     35,517         157     0.89%      47,207        258       1.09%
Restricted investment securities ...............      2,949          27     1.83%       3,957         61       3.08%
Interest-bearing deposits at financial
  institutions .................................      8,019          98     2.44%       4,490         51       2.27%
                                                   --------------------              -------------------
     Total interest-earning assets .............    350,546       9,446     5.39%     365,542     10,449       5.72%
                                                               --------                         --------
Cash and due from banks ........................     14,730                                       14,027
Bank premises and equipment, net ...............      6,747                                        6,129
Life insurance contracts .......................      4,301                                        4,005
Other assets ...................................      2,705                                        3,744
                                                   --------                                     --------
     Total .....................................   $379,029                                     $393,447
                                                   ========                                     ========
Liabilities
Deposits:

  Interest-bearing demand ......................   $130,235    $    369     0.57%    $126,382   $    542       0.86%
  Time .........................................    109,531       1,566     2.88%     115,666      1,944       3.39%
Note payable ...................................      2,738          45     3.26%       3,300        100       6.06%
Other borrowings ...............................     55,673       1,296     4.70%      70,825      1,806       5.14%
Junior subordinated debentures .................      4,125         213    10.26%       4,125        213      10.26%
                                                   --------------------              -------------------
     Total interest-bearing liabilities ........    302,302       3,489     2.33%     320,298      4,605       2.90%
                                                               --------                         --------
Noninterest-bearing deposits ...................     46,440                            43,720
Other liabilities ..............................      1,809                             1,896
                                                   --------                          --------
     Total liabilities .........................    350,551                           365,914
Redeemable common stock held by KSOP ...........      3,038                             2,717
Stockholders' Equity ...........................     25,440                            24,816
                                                   --------                          --------
     Total .....................................   $379,029                          $393,447
                                                   ========                          ========

Net interest earnings ..........................               $  5,957                         $  5,844
                                                               ========                         ========

Net Interest Margin (net interest earnings

divided by total interest-earning assets) ......                            3.40%                              3.20%
                                                                           ======                             ======

Nonaccruing loans are included in the average balance. Loan fees are not material.

The net interest margin increased to 3.40% during the first two quarters of 2004 compared to 3.20% during the first two quarters of 2003. The return on average interest-earning assets decreased 33 basis points (from 5.72% in 2003 to 5.39% in 2004) and interest paid on average interest-bearing liabilities decreased 57 basis points (from 2.90% in 2003 to 2.33% in 2004).

Rates received during the first two quarters of 2004, compared to the same quarters in 2003, on taxable loans decreased less than rates paid on interest-bearing liabilities (decreases of 49 basis points and 57 basis points, respectively).

Rates received on taxable investment securities available for sale have decreased during the first six months of 2004, compared to the same period in 2003, at a faster pace than the rates paid on interest-bearing liabilities (decreases of 86 basis points and 57 basis points, respectively). This is largely due to maturities and early calls of taxable investment securities coupled with reinvestment at appreciably lower interest rates. This portfolio, however, with an average maturity of less than four years, had an interest rate return during the first six months in excess of the interest return earned on five year treasury securities.

Rates received during the first two quarters of 2004, versus the first two quarters of 2003, on nontaxable investment securities available for sale and loans decreased at a much slower pace than the rates paid on interest-bearing liabilities (decreases of 14 basis points and 57 basis points, respectively). This was due largely to a longer average duration for nontaxable investment securities available for sale and loans than the average duration for interest-bearing liabilities. Most of the nontaxable investment securities available for sale were purchased when market interest rates were higher than rates currently available. In the current interest rate environment, when taxable and nontaxable investment securities mature or are sold, called, or otherwise paid down, the reinvestment rate available is nearly always lower than the yield of the liquidating security.

The rate received on overnight federal funds sold to other banks decreased 20 basis points during the first six months of 2004, compared to the same period in 2003. Given the Company's relatively large balance held in federal funds sold (9.4% of year-to-date average assets), this caused downward pressure on the net interest income. As of June 30, 2004, total federal funds sold to total assets had been reduced to 6.5%. These federal funds sold can be used to fund future loan demand, deposit or other liability outflows, investment securities purchases, or various other purposes as identified by management.

The rate earned on interest-bearing deposits at financial institutions (primarily FDIC insured certificates of deposit) increased 17 basis points during the first six months of 2004 versus the first six months of 2003, while the average balance increased over $3,500,000. This asset category was emphasized as it yielded 155 basis points over federal funds sold with little, if any, credit risk. The average duration of interest-bearing deposits at financial institutions was less than two years during the six months ended June 30, 2004.

During this period of low market interest rates, the rates paid on interest-bearing demand and time deposits were reduced 29 basis points and 51 basis points, respectively, when comparing the first two quarters of 2004 and 2003.

The rate paid on the note payable outstanding declined a remarkable 280 basis points during the first six months of 2004 compared to the same period in 2003. This was the result of refinancing this debt with a different lender at far more favorable terms. The impact of this refinancing was reflected the entire second quarter of 2004 compared to only a portion of 2003.

The usage of wholesale funding sources (primarily Federal Home Loan Bank advances), while mitigating intermediate and long-term interest rate risk, tended to increase overall interest expense. The Company's average rate paid for such Federal Home Loan Bank advances and other funds was reduced by 44 basis points when comparing the first two quarters of 2004 and 2003. Management has noticeably reduced reliance on wholesale funding sources as evidenced by the average balance in this category declining over $15 million during the first two quarters of 2004 compared with 2003.

Intense competition for all types of loans and deposits tends to limit the Company's ability to control pricing and other terms when dealing with customers. Despite these limitations, the Company was able to increase the overall net interest margin to 3.40% during the six months ended June 30, 2004, compared to 3.20% for the same period last year.

Provisions for loan losses were $260,000 for the six months ended June 30, 2004, compared to $460,000 for the six months ended June 30, 2003. Net loan charge-offs for the two quarters ended June 30, 2004 totaled $166,000 compared to net charge-offs of $409,000 for the same quarters in 2003. The loan losses in 2003 were primarily attributable to two agricultural loans at our Fairfield subsidiary bank.

Other income results from the charges and fees collected by the Company from its customers for various services performed, gross trust department revenue, miscellaneous other income and gains (or losses) from the sale of investment securities in the available for sale category and loans. Total other income for the first six months of 2004 was $1,536,000; $124,000 or 8.8% more than the first six months of 2003. Service fees, particularly on deposit accounts, were the largest single area of growth in the other income category, exhibiting an increase of $151,000 or 19.8%. Due to a significant reduction in loan refinancings, gains on loans sold declined $65,000 or 36.3%. Finally, miscellaneous other income rose $49,000 or 32.7%. The majority of this $49,000 increase in the first six months of 2004 compared to the same period in 2003 resulted from a non-recurring revenue source.

Operating expenses include all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. For the two quarters ended June 30, 2004, salaries and employee benefits expense increased $66,000 or 2.7% due to normal raises, incentives and the rising cost of benefits. Occupancy and equipment expenses increased $20,000 or 3.0%. All other operating expenses decreased $102,000 or 8.3% due largely to lower costs for supplies, printing, postage, loan related expenses, insurance, and final settlement of a non-recurring liability at an amount approximately $20,000 more advantageous to the Company than previously anticipated and accrued for. Total operating expenses decreased a slight $4,000 or 0.1% during the first two quarters of 2004 versus the same quarters last year.

Income tax expense for the first six months of 2004 was 31.3% of income before tax. For the comparable period last year income tax expense was 28.8% of income before tax.

The efficiency ratio, defined as noninterest expense, excluding the provision for loan losses, as a percent of net interest income plus noninterest income, was 60.2% and 62.3% for the six months ended June 30, 2004 and 2003, respectively. The primary reasons for this improvement in the efficiency ratio are discussed previously in this report.

Discussion and Analysis of Financial Condition

The Company's assets at June 30, 2004 totaled $375,942,000, an increase of $3,528,000 or 1.0% from December 31, 2003. As of June 30, 2004, the Company had $24,445,000 of federal funds sold compared to $31,414,000 at December 31, 2003. Additionally, interest-bearing deposits at financial institutions (primarily fully FDIC insured certificates of deposit) as well as some interest-bearing demand accounts at various banking institutions totaled $8,276,000 versus $6,948,000 at December 31, 2003. This increase was primarily the result of higher yields available on such certificates of deposit than could be obtained in the federal funds and treasury securities markets. Federal funds sold and other liquid assets have been higher the past several quarters than the Company would historically consider normal. These liquid assets may be used to fund future loan growth, deposit or other liability outflows, purchases of investment securities available for sale when interest rates again rise, or various other purposes as identified by management.

Total available for sale securities decreased $3,132,000 or 8.4% during the first six months of 2004 to total $34,025,000 at June 30, 2004. The Banks emphasize purchase of securities with maturities of five years and less as such purchases typically offer reasonable yields with limited credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities are owned in order to enhance overall portfolio yield without significantly increasing risk. In the low interest rate environment which continued during the first two quarters of 2004, the banks limited their purchases of securities to less than the total of securities that were sold, matured, called, or paid down. Furthermore, most of the securities that were purchased had relatively short maturities or likely early call dates. Securities sold thus far in 2004 totaled $1,151,000 and resulted in net gains recognized of $33,000.

Net loans totaled $280,472,000 at June 30, 2004, an encouraging increase of $13,547,000 or 5.1% from December 31, 2003. Competition for high-quality loans remains intense in all loan categories. Refinancing of home loans continued, albeit at a substantially slower pace than during the first two quarters of 2003. The Company sells many of these loans in the secondary market. Consequently, the loans which are sold, as well as the loans remaining in the Company's portfolio but refinanced at lower rates, combine to put downward pressure on loan yields and the volume of home loans on the balance sheet.

Total deposits at June 30, 2004, were $285,011,000, an increase of $7,435,000 or 2.7% from the balance at December 31, 2003. Certificates of deposit represented on average for the six months ended June 30, 2004, approximately 38% of total deposits. Interest-bearing demand deposits, comprised of savings, money market and NOW accounts, represented another 46% of average deposits. The final 16% of average deposits were in noninterest-bearing accounts. Securities sold under agreements to repurchase increased $2,222,000 to $7,134,000, and advances borrowed from the Federal Home Loan Bank declined by $5,322,000 from year-end 2003, totaling $46,749,000 at quarter end.

The note payable balance of $2,800,000 at June 30, 2004, was $100,000 higher than the December 31, 2003, balance due to short-term borrowing for holding company cash flow management purposes. Repayment of this $100,000 short-term borrowing is anticipated during the 3rd quarter of 2004. The next scheduled annual principal payment of $600,000 is due at the end of the third quarter of 2004. This note was refinanced during the second quarter of 2003. The new variable rate revolving five-year term note is priced at Prime less one percent, with a floor of 3.25% and a ceiling of 5.25%, considerably lower than the prior fixed rate of over 7.35%.

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At June 30, 2004, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range and, thus, the Company is theoretically positioned to benefit from a decline in interest rates within the next year.

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at June 30, 2004, were $285,011,000 or 75.8% of total liabilities and equity.

Federal funds sold overnight totaled 24,445,000 or 6.5% of June 30, 2004 total assets. These federal funds sold may be used to fund loans as well as deposit withdrawals, or for other purposes as defined by management.

Securities available for sale with a fair value totaling $34,025,000 at quarter-end included net unrealized gains of $440,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by management.

Capital

Stockholders' equity decreased $47,000 (0.2%) and $191,000 (0.8%) during the three and six months ended June 30, 2004, respectively. The year-to-date decrease included net income of $1,811,000, decrease of $512,000 in accumulated other comprehensive income, $678,000 of dividends declared to shareholders, $901,000 of treasury share purchases and $89,000 decrease in the maximum obligation related to KSOP shares.

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

A comparison of the Company's capital as of June 30, 2004 with the requirements to be considered adequately capitalized is presented below.

                                                                  For Capital
                                                   Actual      Adequacy Purposes
                                                   -----------------------------

Total capital to risk-weighted assets ........      12.7%            8.00%
Tier 1 capital to risk-weighted assets .......      11.5%            4.00%
Tier 1 capital to average assets .............       8.2%            4.00%

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

The Company began construction during the second quarter of 2004 of a new branch facility on the west side of Muscatine, Iowa. This branch is scheduled to be completed before year-end 2004. The branch is anticipated to offer a wide array of banking services and is located in a section of Muscatine in which the Company has no current banking facilities. The total cost of this branch, including the underlying real estate and equipment, is anticipated to be approximately $900,000.

The Company has in the past purchased, and is authorized under an existing stock repurchase plan to buy in the future, shares of its outstanding common stock for the treasury as they become available. Pursuant to the stock repurchase plan approved by the Board of Directors, 18,138 shares were purchased by the Company during the second quarter of 2004 and 29,781 shares were purchased during the first two quarters of 2004. See Part II, Item 2 of this Form 10-Q for further detail regarding purchases of equity securities for the treasury.

Current Accounting Developments

The Financial  Accounting  Standard  Board has issued  Interpretation  (FIN)46R,
Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 which, for the Company, was effective for the year ended December 31, 2003. FIN 46R establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46R, VIE's were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity.

Under the provisions of FIN 46R, Iowa First Capital Trust I, a 100% owned subsidiary of the Company, no longer meets the criteria for consolidation. FIN 46 was adopted on a prospective basis on December 31, 2003. As a result, the June 30, 2004 and December 31, 2003 balance sheets include $4,125,000 of junior subordinated debentures which, in prior periods, was classified in the balance sheet as $4,000,000 of Company Obligated Mandatorily Redeemable Preferred Securities, after a consolidation elimination of $125,000. Additionally, the June 30, 2004 and 2003 income statements include $213,000 of interest expense on junior subordinated debentures which, for prior periods, was classified as $207,000 of interest expense on Company Obligated Mandatorily Redeemable Preferred Securities, after a consolidation elimination of $6,000.

On May 6, 2004 the Board of Governors of the Federal Reserve System (the "Board") issued a Notice of Proposed Rulemaking in which it proposed to allow the continued inclusion of trust preferred securities in the tier 1 capital of bank holding company's cumulative perpetual preferred stock, trust preferred securities and other minority interests to 25% of the company's core capital elements, net of goodwill. Current regulations do not require the deduction of goodwill. The proposal also provides that amounts of qualifying trust preferred securities and certain minority interests in excess of the 25% limit may be included in tier 2 capital, but would be limited, together with subordinated debt and limited-life preferred stock, to 50% of tier 1 capital. The proposal provides for a three-year transition period for bank holding companies to meet these quantitative limitations. Implementation of the proposal, in its present form, is not expected to have a material impact on the consolidated financial statements.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

With the exception of the historical information contained in this report, the matters described herein contain certain forward-looking statements with respect to the Company's financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on the Company, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to the Company and changes therein; the impact of accounting pronouncements applicable to the Company and changes therein; competitive conditions in the markets in which the Company operates, including competition from banking and non-banking companies with substantially greater resources; the Company's ability to control the composition of its loan portfolio without adversely affecting interest income; the Company's dependence on third party suppliers; and the Company's ability to respond to changes in technology. Readers of this Form 10-Q should therefore not place undue reliance on forward-looking statements.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the quarter ended June 30, 2004, the Company purchased its own common stock, detailed as follows:


                                                           Total
                                                          Number of       Maximum
                                                           Shares         Number of
                                                          Purchased      Shares That
                            Total                         As Part of     May Yet Be
                           Number of       Average        Publicly       Purchased
                            Shares        Price Paid      Announced      Under The
Period                     Purchased      Per Share        Plan (1)       Plan (1)
------------------------------------------------------------------------------------
April 1 - April 30, 2004     5,200          $30.70          5,200          33,110
May 1 - May 31, 2004         5,500          $31.20          5,500          27,610
June 1 - June 30, 2004       7,438          $31.00          7,438          30,172

(1) In May 2002, the Company's board of directors approved a stock repurchase plan of up to 75,000 shares, or approximately 5.2% of the then outstanding shares. The Company's board of directors in June 2004 increased this stock repurchase plan by authorizing the purchase of an additional 10,000 shares. This stock repurchase plan has no stated expiration date and is the Company's only current, publicly-announced stock repurchase plan. The Company anticipates future purchases under this stock repurchase plan.


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

There were no matters submitted to a vote of security holders during the current quarter.

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

         Exhibit 31.1 - Certification pursuant to Rule 13a-15(e) and 15d-15(e)

         Exhibit 31.2 - Certification pursuant to Rule 13a-15(e) and 15d-15(e)

         Exhibit 32.1 - Certification pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002

         Exhibit 32.2 - Certification pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K.

         A Form 8-K was filed on April 22, 2004 consisting of a press release discussing financial results of the Company for the quarter ended March 31, 2004 as well as the shareholder dividend payable in April 2004.

         A Form 8-K was filed on July 22, 2004 consisting of a press release discussing financial results of the Company for the quarter and six months ended June 30, 2004 as well as the shareholder dividend payable in July 2004.

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



August 13, 2004                                  /s/ D. Scott Ingstad
---------------                                  -------------------------------
Date                                             D. Scott Ingstad, Chairman of
                                                 the Board, President and CEO

August 13, 2004                                  /s/ Kim K. Bartling
---------------                                  -------------------------------
Date                                             Kim K. Bartling, Executive Vice
                                                 President, Chief Operating
                                                 Officer & Treasurer