Form 10-Q
period 2004-09-30
IOWA FIRST BANCSHARES CORP
filed 2004-11-15
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2004

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from __________________ to _________________

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


At September 30, 2004 there were 1,381,188 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                        PAGE NO.

PART 1   Financial Information

         Item 1.   Financial Statements

                   Consolidated Condensed Balance Sheets,
                   September 30, 2004 and December 31, 2003                    1

                   Consolidated Condensed Statements of
                   Income, Three and Nine months Ended
                   September 30, 2004 and 2003                                 2

                   Consolidated Condensed Statements of
                   Cash Flows, Nine months Ended
                   September 30, 2004 and 2003                                 3

                   Notes to Consolidated Condensed
                   Financial Statements                                      4-5


         Item 2.   Management's Discussion and Analysis
                   Of Financial Condition and Results of
                   Operations                                               6-16

         Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk                                                17

         Item 4.   Controls and Procedures                                    17

PART II   Other Information

         Item 1.   Legal Proceedings                                          17

         Item 2.   Changes in Securities, Use of Proceeds and Issuer
                   Purchases of Equity Securities                             17

         Item 3.   Defaults Upon Senior Securities                            18

         Item 4.   Submission of Matters to a Vote of Security Holders        18

         Item 5.   Other Information                                          18

         Item 6.   Exhibits                                                   18


Signatures                                                                    19

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                          September 30,  December 31,
                                                              2004          2003
                                                          ---------------------------
               ASSETS
Cash and due from banks ................................   $  15,376      $  12,988
Interest-bearing deposits at financial institutions ....       8,413          6,948
Federal funds sold .....................................      22,907         31,414
Investment securities available for sale ...............      31,204         37,157
Loans, net of allowance for loan losses September 30,
  2004, $3,370; December 31, 2003, $3,180 ..............     275,326        266,925
Bank premises and equipment, net .......................       6,951          6,764
Accrued interest receivable ............................       2,310          2,231
Life insurance contracts ...............................       4,378          4,254
Restricted investment securities .......................       2,688          3,028
Other assets ...........................................         751            705
                                                           ------------------------
        TOTAL ASSETS ...................................   $ 370,304      $ 372,414
                                                           ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES
Noninterest bearing deposits ...........................   $  50,025      $  47,549
Interest bearing deposits ..............................     233,198        230,027
                                                           ------------------------
        TOTAL DEPOSITS .................................     283,223        277,576
Note payable ...........................................       2,100          2,700
Securities sold under agreements to repurchase .........       6,865          4,912
Federal Home Loan Bank advances ........................      42,958         52,071
Treasury tax and loan open note ........................          82            556
Junior subordinated debentures .........................       4,125          4,125
Dividends payable ......................................         335            343
Other liabilities ......................................       1,845          1,723
                                                           ------------------------
        TOTAL LIABILITIES ..............................     341,533        344,006
                                                           ------------------------

Redeemable common stock held by employee stock
ownership plan with 401(k) provisions (KSOP) ...........       3,171          2,971
                                                           ------------------------

STOCKHOLDERS' EQUITY
Common stock ...........................................         200            200
Additional paid-in capital .............................       4,251          4,251
Retained earnings ......................................      37,839         36,071
Accumulated other comprehensive income .................         494            788
Less net cost of common shares acquired for the treasury     (14,013)       (12,902)
Less maximum cash obligation related to KSOP shares ....      (3,171)        (2,971)
                                                           ------------------------
        TOTAL STOCKHOLDERS' EQUITY .....................      25,600         25,437
                                                           ------------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $ 370,304      $ 372,414
                                                           ========================

See notes to Consolidated Condensed Financial Statements.

                  Iowa First Bancshares Corp. and Subsidiaries
                   Consolidated Condensed Statements of Income
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                  Three Months Ended  Nine months Ended
                                                    September 30,       September 30,
                                                  ------------------  -----------------
                                                    2004      2003      2004      2003
                                                  -------------------------------------
INTEREST AND DIVIDEND INCOME:
  Loans, including fees:
    Taxable ...................................   $ 4,127   $ 4,267   $12,260   $13,184
    Nontaxable ................................        59        33       154        92
  Investment securities available for sale:
    Taxable ...................................       141       236       517       739
    Nontaxable ................................       163       180       500       556
  Federal funds sold ..........................        63        91       220       349
  Restricted investment securities ............        18        28        45        89
  Other .......................................        60        34       158        85
                                                  -------------------------------------
        Total interest and dividend income ....     4,631     4,869    13,854    15,094
                                                  -------------------------------------
INTEREST EXPENSE:
  Deposits ....................................       963     1,128     2,898     3,614
  Note payable ................................        24        27        69       127
  Other borrowed funds ........................       580       798     1,876     2,604
  Junior subordinated debentures ..............       106       106       319       319
                                                  -------------------------------------
        Total interest expense ................     1,673     2,059     5,162     6,664
                                                  -------------------------------------

        Net interest income ...................     2,958     2,810     8,692     8,430
Provision for loan losses .....................       120        65       380       525
                                                  -------------------------------------
        Net interest income after provision for
        loan losses ...........................     2,838     2,745     8,312     7,905
                                                  -------------------------------------
Other income:
  Trust department ............................        95        98       282       288
  Service fees ................................       535       467     1,449     1,230
  Investment securities gains, net ............        12        --        45        22
  Gains on loans sold .........................        23       180       137       325
  Corporate owned life insurance income .......        43        53       132       161
  Other .......................................        87        40       286       224
                                                  -------------------------------------
        Total other income ....................       795       838     2,331     2,250
                                                  -------------------------------------
Operating expenses:
  Salaries and employee benefits ..............     1,325     1,260     3,875     3,744
  Occupancy expenses, net .....................       195       180       569       522
  Equipment expenses ..........................       155       136       475       468
  Office supplies, printing, and postage ......        79        86       237       278
  Computer costs ..............................       126       131       386       396
  Advertising and business promotion ..........        41        45       121       124
  Other operating expenses ....................       318       364       952     1,050
                                                  -------------------------------------
        Total operating expenses ..............     2,239     2,202     6,615     6,582
                                                  -------------------------------------
        Income before income taxes ............     1,394     1,381     4,028     3,573
Income taxes ..................................       424       441     1,247     1,072
                                                  -------------------------------------
Net income ....................................   $   970   $   940   $ 2,781   $ 2,501
                                                  =====================================

Net income per common share, basic and diluted    $   .70   $   .66   $  1.99   $  1.76
                                                  =====================================

Dividends declared per common share ...........   $   .24   $   .24   $   .73   $   .71
                                                  =====================================

Comprehensive income ..........................   $ 1,188   $   641   $ 2,487   $ 2,278
                                                  =====================================

See notes to Consolidated Condensed Financial Statements.

                  Iowa First Bancshares Corp. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
              For The Nine months Ended September 30, 2004 and 2003
                                 (In Thousands)
                                   (Unaudited)

                                                                          2004        2003
                                                                        --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..........................................................   $  2,781    $  2,501
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Proceeds from loans sold ..........................................      7,649      22,980
  Loans underwritten ................................................     (7,512)    (22,714)
  Gains on loans sold ...............................................       (137)       (325)
  Provision for loan losses .........................................        380         525
  Investment securities gains, net ..................................        (45)        (22)
  Depreciation ......................................................        427         384
  Amortization of premiums and accretion of discounts
    on investment securities available for sale, net ................        153         130
  Net (increase) decrease in accrued interest receivable ............        (79)        245
  Net decrease in other assets ......................................         44         304
  Net increase in other liabilities .................................        297         305
                                                                        --------------------
        Net cash provided by operating activities ...................      3,958       4,313
                                                                        --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in interest-bearing deposits at financial institutions     (1,465)     (4,680)
  Net (increase) decrease in federal funds sold .....................      8,507     (11,240)
  Proceeds from sales of available for sale securities ..............      2,548         516
  Proceeds from maturities, calls and paydowns of available for sale      14,276       6,483
    securities
  Purchases of available for sale securities ........................    (11,448)     (6,458)
  Net (increase) decrease in loans ..................................     (8,871)     10,849
  Purchases of bank premises and equipment ..........................       (614)     (1,745)
  Purchases of life insurance contracts .............................         --        (100)
  Increase in cash value of life insurance contracts ................       (124)       (151)
  Proceeds from sales of restricted investment securities ...........        340         704
                                                                        --------------------
        Net cash  provided by (used in) investing activities ........      3,149      (5,822)
                                                                        --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in noninterest-bearing deposits ......................      2,476         743
  Net increase in interest-bearing deposits .........................      3,171      11,399
  Net increase (decrease) in securities sold under agreements to ....      1,953        (874)
    repurchase
  Repayment of note payable .........................................       (600)     (3,922)
  Proceeds from note payable ........................................         --       3,322
  Net decrease in treasury tax and loan open note ...................       (474)       (403)
  Advances from Federal Home Loan Bank ..............................         --       9,550
  Payments of advances from Federal Home Loan Bank ..................     (9,113)    (17,866)
  Cash dividends paid ...............................................     (1,021)     (1,003)
  Purchases of common stock for the treasury ........................     (1,111)       (235)
                                                                        --------------------
        Net cash provided by (used in) financing activities .........     (4,719)        711
                                                                        --------------------

        Net increase (decrease) in cash and due from banks ..........      2,388        (798)
Beginning cash and due from banks ...................................     12,988      17,283
                                                                        --------------------
Ending cash and due from banks ......................................   $ 15,376    $ 16,485
                                                                        =====================

Supplemental Disclosures of Cash Flow Information, cash payments for:
  Interest ..........................................................   $  5,116    $  6,668
  Income taxes ......................................................      1,156         983
Supplemental Schedule of Noncash Investing and Financing Activities:
  Change in accumulated other comprehensive income, unrealized
    gains (losses) on investment securities available for sale, net .       (294)       (223)
  (Increase) in maximum cash obligations related to KSOP shares .....       (200)        (94)
  Transfers of loans to other real estate owned .....................         90         123

See Notes to Consolidated Condenced Financial Statements.

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

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries, except Iowa First Capital Trust I, which under current accounting rules, no longer meets the criteria for consolidation. The consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2003 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Reclassifications:

Certain amounts in the prior year financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform to current year presentations.

Note 2. Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 6,000,000 shares and 500,000 shares, respectively. Basic earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Diluted earnings per share is arrived at by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period. The average number of shares of common stock outstanding for the three and nine months ended September 30, 2004 were 1,384,640 and 1,399,040, respectively. The average number of shares of common stock outstanding for the three and nine months ended September 30, 2003 were 1,417,345 and 1,421,258, respectively. There were no common stock equivalents in 2004 or 2003.

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

Financial instruments whose contract amounts represent credit risk:

                                                 September 30,      December 31,
                                                      2004               2003
                                                 -------------------------------

Commitments to extend credit .............        $60,342,000        $43,843,000
Standby letters of credit ................          2,139,000          2,336,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the commitments will be sold to other financial intermediaries if drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The increase of nearly $16.5 million in commitments to extend credit from December 31, 2003 to September 30, 2004, is primarily attributable to a small number of borrowers who, like the other borrowers included in the commitments to extend credit, meet the standards of creditworthiness established by management.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Banks would be entitled to seek recovery from the customer. At September 30, 2004 and December 31, 2003 no amounts have been recorded as liabilities for the Banks' potential obligations under these guarantees.

The Company also executes contracts for the sale of mortgage loans in the secondary market. None of these contracts were executed as of September 30, 2004 and December 31, 2003, respectively. These amounts, if any, representing loans held for sale, are included in loans at the respective balance sheet dates.

Results of Operations:

Quarter ended September 30, 2004 compared with quarter ended September 30, 2003:

The Company recorded net income of $970,000 for the quarter ended September 30, 2004, compared with net income of $940,000 for the quarter ended September 30, 2003, an increase of $30,000 or 3.2%. This increase in net income primarily resulted from higher net interest income during the third quarter of 2004 compared to the third quarter of 2003.

Basic and  diluted  earnings  per share  were  $.70 for the three  months  ended
September 30, 2004, $.04 or 6.1% more than the same period in 2003. The Company's annualized return on average assets for the third quarter of 2004 was 1.05% compared to .98% during the third quarter of the prior year. The Company's annualized return on average equity for the three months ended September 30, 2004 and September 30, 2003 was 15.1% and 14.9%, respectively.

The distribution of average assets, liabilities and stockholders' equity and interest rates, as well as interest differential was as follows (dollar amounts in thousands and income and rates on fully taxable equivalent basis using statutory tax rates in effect for the year presented):

                                                               Three Months Ended             Three Months Ended
                                                               September 30, 2004             September 30, 2003
                                                        -------------------------------------------------------------
                                                                               Average                        Average
                                                        Balance     Interest     Rate     Balance   Interest    Rate
                                                        -------------------------------------------------------------
Assets
Taxable loans, net ..................................   $271,686    $  4,127     6.08%   $263,024   $  4,267    6.49%
Taxable investment securities available for sale ....     18,111         141     3.11      21,582        236    4.37
Nontaxable investment securities and loans ..........     19,425         336     6.93      18,556        323    6.96
Federal funds sold ..................................     18,451          63     1.37      40,833         91    0.89
Restricted investment securities ....................      2,751          18     2.62       3,313         28    3.38
Interest-bearing deposits at financial
  institutions ......................................      8,614          60     2.79       6,318         34    2.15
                                                        --------------------             -------------------
        Total interest-earning assets ...............    339,038       4,745     5.60     353,626      4,979    5.63
                                                                    --------                       ---------
Cash and due from banks .............................     14,757                           14,322
Bank premises and equipment, net ....................      6,811                            6,641
Life insurance contracts ............................      4,360                            4,151
Other assets ........................................      2,827                            3,478
                                                        --------                         --------
        Total .......................................   $367,793                         $382,218
                                                        ========                         ========
Liabilities
Deposits:
  Interest-bearing demand ...........................   $121,063    $    206     0.68%   $121,652   $    199    0.65%
  Time ..............................................    107,736         757     2.79     113,914        929    3.23
Note payable ........................................      2,724          24     3.41       3,293         27    3.25
Other borrowings ....................................     51,799         580     4.44      63,998        798    4.95
Junior subordinated debentures ......................      4,125         106    10.32       4,125        106   10.32
                                                        --------------------             -------------------
        Total interest-bearing liabilities ..........    287,447       1,673     2.31     306,982      2,059    2.66
                                                                    --------                        --------
Noninterest-bearing deposits ........................     49,417                           45,289
Other liabilities ...................................      2,389                            2,007
                                                        --------                         --------
        Total liabilities ...........................    339,253                          354,278
Redeemable common stock held by KSOP ................      3,057                            2,868
Stockholders' Equity ................................     25,483                           25,072
                                                        --------                         --------
        Total .......................................   $367,793                         $382,218
                                                        ========                         ========
Net interest earnings ...............................               $  3,072                        $  2,920
                                                                    ========                        ========

Net Interest Margin (net interest earnings divided
by total interest-earning assets) ...................                            3.59%                          3.30%
                                                                                ======                         ======

Nonaccruing loans are included in the average balance. Loan fees are not material.

The net interest margin increased to 3.59% during the third quarter of 2004 compared to 3.30% during the third quarter of 2003. The return on average interest-earning assets decreased a modest 3 basis points (from 5.63% in 2003 to 5.60% in 2004) and interest paid on average interest-bearing liabilities decreased 35 basis points (from 2.66% in 2003 to 2.31% in 2004).

The Federal Reserve Bank Board and Chairman Greenspan during all of 2003 and through June 30, 2004, continued to manage short-term interest rates at, or near, lows not seen in decades. The prime lending rate began 2003 at 4.25% and ended the year at 4.00%. In a reversal of accommodative monetary policy, the Federal Reserve Bank started to raise short-term interest rates during the third quarter 2004. Consequently, the prime lending rate was raised 25 basis points three times during the third quarter of 2004 and stood at 4.75% at September 30, 2004. During this period of historically low interest rates, the Company has emphasized the utilization of interest rate floors on selected commercial and agricultural loans. During the first three quarters of 2004 and the entire year of 2003 most, if not all, of such loans subject to interest rate floors were actually paying the floor rate. This, coupled with a change in the mix of the loan portfolio, resulted in the rates received on taxable loans during the third quarter of 2004, versus the third quarter of 2003, declining approximately the same amount as the rates paid on interest-bearing liabilities (41 basis points compared to 35 basis points, respectively). As market interest rates rise, rates paid on interest-bearing liabilities may, for a time, increase more than rates received on taxable loans. This outcome is possible due to the loans which are subject to floor rate pricing lagging market interest rate increases until such time as the floor rate has been exceeded. The extent of this impact will depend on the amount and timing of future market interest rate hikes.

Rates received on taxable investment securities available for sale have decreased during the third quarter of 2004, compared to the third quarter of 2003, at a significantly faster pace than the rates paid on interest-bearing liabilities (decreases of 126 basis points and 35 basis points, respectively). This is largely due to maturities and early calls of taxable investment securities coupled with reinvestment at appreciably lower interest rates. This portfolio, however, with an average maturity of less than four years, had an interest rate return during the quarter similar to that of like-term treasury securities.

Rates received during the quarter ended September 30, 2004, versus the third quarter of 2003, on nontaxable investment securities available for sale and loans decreased at a much slower pace than the rates paid on interest-bearing liabilities (decreases of 3 basis points and 35 basis points, respectively). This was due largely to a longer average duration for nontaxable investment securities available for sale and loans than the average duration for interest-bearing liabilities. Most of the nontaxable investment securities available for sale were purchased when market interest rates were higher than rates currently available. In the current interest rate environment, when taxable and nontaxable investment securities mature or are sold, called, or otherwise paid down, the reinvestment rate available is nearly always lower than the yield of the liquidating security.

The rate received on overnight federal funds sold to other banks increased 48 basis points during the third quarter of 2004, compared to the same quarter of 2003. This increase is primarily attributable to the monetary policy shift of the Federal Reserve Bank which has caused overnight federal funds rates to rise. For the quarter ended September 30, 2004, average federal funds sold to total average assets had been reduced to 5.0% from 10.7% during the same quarter in 2003. These federal funds sold can be used to fund future loan demand, deposit or other liability outflows, investment securities purchases, or various other purposes as identified by management.

The rate earned on interest-bearing deposits at financial institutions (primarily FDIC insured certificates of deposit) increased 64 basis points during the third quarter of 2004 versus the same quarter of 2003, while the average balance increased approximately $2,300,000. This asset category was emphasized as it yielded 142 basis points over federal funds sold with little, if any, credit risk. The average duration of interest-bearing deposits at financial institutions was less than two years during the quarter ended September 30, 2004.

During this period of low market interest rates, the rates paid on interest-bearing demand deposits rose 3 basis points and the rates on time deposits were reduced 44 basis points when comparing the third quarters of 2004 and 2003.

The rate paid on the note payable outstanding increased 16 basis points during the third quarter of 2004 compared to the same quarter of 2003. This was the result of three increases during the quarter in the prime lending rate to which the note payable rate is tied.

The usage of wholesale funding sources (primarily Federal Home Loan Bank advances), while mitigating intermediate and long-term interest rate risk, tended to represent a relatively higher cost of funds than deposits and note payable for the Company. The Company's average rate paid for such Federal Home Loan Bank advances and other funds was reduced by 51 basis points when comparing the third quarters of 2004 and 2003. Management has noticeably reduced reliance on wholesale funding sources as evidenced by the average balance in this category declining over $12 million during the third quarter of 2004 compared to the third quarter of 2003.

Intense competition for all types of loans and deposits tends to limit the Company's ability to control pricing and other terms when dealing with customers. Despite these limitations, the Company was able to increase the overall net interest margin to 3.59% during the three months ended September 30, 2004, compared to 3.30% for the same period last year.

Provisions for loan losses were $120,000 and $65,000 for the three months ended September 30, 2004 and September 30, 2003, respectively. Net loan charge-offs for the quarter ended September 30, 2004 totaled $24,000 compared to net charge-offs of $37,000 for the same quarter in 2003.

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

Nonaccrual loans totaled $1,853,000 at September 30, 2004, a decrease of $270,000 or 12.7% from December 31, 2003. There was a total of $77,000 other real estate owned at September 30, 2004 compared to none at December 31, 2003. Loans past due 90 days or more and still accruing totaled $138,000, which was $77,000 or 35.8% less than at year-end 2003. The allowance for possible loan losses of $3,370,000 at September 30, 2004, represented 1.2% of gross loans and 163% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

Other income results from the charges and fees collected by the Company from its customers for various services performed, gross trust department revenue, miscellaneous other income, gains (or losses) from the sale of investment securities in the available for sale category and loans, as well as income from corporate owned life insurance. Total other income for the third quarter of 2004 was $795,000; $43,000 or 5.1% less than the third quarter of 2003. Service fees, particularly on deposit accounts, were the largest single area of growth in the other income category, exhibiting an increase of $68,000 or 14.6%. Due to a significant reduction in loan refinancings, gains on loans sold declined $157,000 or 87.2%. Income on corporate owned life insurance declined $10,000 or 18.9% due to lower overall market interest rates impacting the rates earned on the insurance policies owned. Finally, miscellaneous other income rose $47,000 or 117.5%. The majority of this increase in the third quarter of 2004 compared to the same quarter in 2003 resulted from non-recurring revenue.

Operating expenses include all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. For the quarter ended September 30, 2004, salaries and employee benefits expense increased $65,000 or 5.2% due to normal raises, incentives and the rising cost of benefits. Occupancy and equipment expenses increased $34,000 or 10.8% as depreciation and maintenance costs have risen. All other operating expenses decreased $62,000 or 9.9% due in large measure to management's focus on control of these expenses. Total operating expenses increased a very slight $37,000 or 1.7% during the third quarter of 2004 versus the same quarter last year.

Income  tax  expense  for the  quarter  ended  September  30,  2004 of  $424,000 represented 30.4% of income before taxes. For the comparable quarter last year income tax expense was 31.9% of income before tax.

The efficiency ratio, defined as noninterest expense, excluding the provision for loan losses, as a percent of net interest income plus noninterest income, was 59.7% and 60.4% for the three months ended September 30, 2004 and 2003, respectively. The primary reasons for this improvement in the efficiency ratio are discussed previously in this report.

Results of Operations:

Nine months ended September 30, 2004 compared with nine months ended September 30, 2003

The Company recorded net income of $2,781,000 for the nine months ended September 30, 2004, compared with net income of $2,501,000 for the three quarters ended September 30, 2003, an increase of $280,000 or 11.2%. This increase in net income resulted from higher net interest income, higher noninterest income, lower provision for loan losses, and tightly controlled noninterest expenses during the first three quarters of 2004 compared to the same period during 2003.

Basic and  diluted  earnings  per share  were  $1.99 for the nine  months  ended
September  30,  2004,  $.23 or 13.1%  more  than the same  period  in 2003.  The
Company's annualized return on average assets for the first three quarters of 2004 and 2003 was .99% and .86%, respectively. The Company's annualized return on average equity for the nine months ended September 30, 2004 and September 30, 2003 was 14.6% and 13.4%, respectively.

The distribution of average assets, liabilities and stockholders' equity and interest rates, as well as interest differential was as follows (dollar amounts in thousands and income and rates on fully taxable equivalent basis using statutory tax rates in effect for the year presented):

                                                           Nine months Ended             Nine months Ended
                                                           September 30, 2004            September 30, 2003
                                                  -------------------------------   -----------------------------
                                                                          Average                         Average
                                                   Balance     Interest     Rate    Balance    Interest     Rate
                                                   --------------------------------------------------------------
Assets
Taxable loans, net .............................   $267,378    $ 12,260     6.11%   $267,332   $ 13,184     6.58%
Taxable investment securities available for sale     19,262         517     3.58      21,605        739     4.56
Nontaxable investment securities and loans .....     19,154         991     6.90      18,685        982     7.01
Federal funds sold .............................     29,787         220     0.98      45,059        349     1.03
Restricted investment securities ...............      2,883          45     2.08       3,740         89     3.17
Interest-bearing deposits at financial
  institutions .................................      8,218         158     2.56       5,106         85     2.22
                                                   --------------------             -------------------
        Total interest-earning assets ..........    346,682      14,191     5.46     361,527     15,428     5.69
                                                               --------                        --------
Cash and due from banks ........................     14,739                           14,127
Bank premises and equipment, net ...............      6,766                            6,302
Life insurance contracts .......................      4,321                            4,054
Other assets ...................................      2,921                            3,705
                                                   --------                         --------
        Total ..................................   $375,429                         $389,715
                                                   ========                         ========
Liabilities
Deposits:
  Interest-bearing demand ......................   $127,155    $    575     0.60%   $124,788   $    741     0.79%
  Time .........................................    108,928       2,323     2.85     115,075      2,873     3.34
Note payable ...................................      2,728          69     3.31       3,298        127     5.08
Other borrowings ...............................     54,372       1,876     4.61      68,525      2,604     5.08
Junior subordinated debentures .................      4,125         319    10.32       4,125        319    10.32
                                                   --------------------             -------------------
        Total interest-bearing liabilities .....    297,308       5,162     2.32     315,811      6,664     2.82
                                                               --------                        --------
Noninterest-bearing deposits ...................     47,440                           44,250
Other liabilities ..............................      2,128                            1,984
                                                   --------                         --------
        Total liabilities ......................    346,876                          362,045
Redeemable common stock held by KSOP ...........      3,074                            2,767
Stockholders' Equity ...........................     25,479                           24,903
                                                   --------                         --------
        Total ..................................   $375,429                         $389,715
                                                   ========                         ========
Net interest earnings ..........................               $  9,029                        $  8,764
                                                               ========                        ========
Net Interest Margin (net interest earnings
  divided by total interest-earning assets) ....                            3.48%                           3.23%
                                                                           ======                          ======

Nonaccruing loans are included in the average balance. Loan fees are not material.

The net interest margin increased to 3.48% during the first three quarters of 2004 compared to 3.23% during the first three quarters of 2003. The return on average interest-earning assets decreased 23 basis points (from 5.69% in 2003 to 5.46% in 2004) and interest paid on average interest-bearing liabilities decreased 50 basis points (from 2.82% in 2003 to 2.32% in 2004).

Rates received during the first three quarters of 2004, compared to the same quarters in 2003, on taxable loans decreased slightly less than rates paid on interest-bearing liabilities (decreases of 47 basis points and 50 basis points, respectively).

Rates received on taxable investment securities available for sale decreased during the first nine months of 2004, compared to the same period in 2003, at a faster pace than the rates paid on interest-bearing liabilities (decreases of 98 basis points and 50 basis points, respectively). This is largely due to maturities and early calls of taxable investment securities coupled with reinvestment at appreciably lower interest rates. This portfolio, however, with an average maturity of less than four years, had an interest rate return during the first nine months comparable to the interest return earned on five year treasury securities.

Rates received during the first three quarters of 2004, versus the first three quarters of 2003, on nontaxable investment securities available for sale and loans decreased at a much slower pace than the rates paid on interest-bearing liabilities (decreases of 11 basis points and 50 basis points, respectively). This was due largely to a longer average duration for nontaxable investment securities available for sale and loans than the average duration for interest-bearing liabilities. Most of the nontaxable investment securities available for sale were purchased when market interest rates were higher than rates currently available. In the current interest rate environment, when taxable and nontaxable investment securities mature or are sold, called, or otherwise paid down, the reinvestment rate available is nearly always lower than the yield of the liquidating security.

The rate received on overnight federal funds sold to other banks decreased a modest 5 basis points during the first nine months of 2004, compared to the same period in 2003. For the first three quarters of 2004, average federal funds sold to total average assets were reduced to 7.9% compared to 11.6% for the same period in 2003. These federal funds sold can be used to fund future loan demand, deposit or other liability outflows, investment securities purchases, or various other purposes as identified by management.

The rate earned on interest-bearing deposits at financial institutions (primarily FDIC insured certificates of deposit) increased 34 basis points during the first nine months of 2004 versus the first nine months of 2003, while the average balance increased over $3,100,000. This asset category was emphasized as it yielded 158 basis points over federal funds sold with little, if any, credit risk. The average duration of interest-bearing deposits at financial institutions was less than two years during the nine months ended September 30, 2004.

During this period of low market interest rates, the rates paid on interest-bearing demand and time deposits were reduced 19 basis points and 49 basis points, respectively, when comparing the first three quarters of 2004 and 2003.

The rate paid on the note payable outstanding declined 177 basis points during the first nine months of 2004 compared to the same period in 2003. This was the result of refinancing this debt with a different lender at far more favorable terms. The impact of this refinancing was reflected during the entire first three quarters of 2004 compared to only a portion of the same period last year.

The usage of wholesale funding sources (primarily Federal Home Loan Bank advances), while mitigating intermediate and long-term interest rate risk, tended to represent a relatively higher cost of funds than deposits and note payable for the Company. The Company's average rate paid for such Federal Home Loan Bank advances and other funds was reduced by 47 basis points when comparing the first three quarters of 2004 and 2003. Management has noticeably reduced reliance on wholesale funding sources as evidenced by the average balance in this category declining over $14 million during the first three quarters of 2004 compared with 2003.

Intense competition for all types of loans and deposits tends to limit the Company's ability to control pricing and other terms when dealing with customers. Despite these limitations, the Company was able to increase the overall net interest margin to 3.48% during the nine months ended September 30, 2004, compared to 3.23% for the same period last year.

Provisions for loan losses were $380,000 for the nine months ended September 30, 2004, compared to $525,000 for the nine months ended September 30, 2003. Net loan charge-offs for the three quarters ended September 30, 2004 totaled $190,000 compared to net charge-offs of $446,000 for the same quarters in 2003. The loan losses in 2003 were primarily attributable to two agricultural loans at our Fairfield subsidiary bank.

Other income results from the charges and fees collected by the Company from its customers for various services performed, gross trust department revenue, miscellaneous other income, gains (or losses) from the sale of investment securities in the available for sale category and loans, as well as income from corporate owned life insurance. Total other income for the first nine months of 2004 was $2,331,000; $81,000 or 3.6% more than the first nine months of 2003. Service fees, particularly on deposit accounts, were the largest single area of growth in the other income category, exhibiting an increase of $219,000 or 17.8%. Due to a significant reduction in loan refinancings, gains on loans sold declined $188,000 or 57.8%. Income on corporate owned life insurance declined $29,000 or 18.0% due to lower overall market interest rates impacting the rates earned on the insurance policies owned. Finally, miscellaneous other income rose $62,000 or 27.7%. The majority of this increase in the first nine months of 2004 compared to the same period in 2003 resulted from non-recurring revenue.

Operating expenses include all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. For the three quarters ended September 30, 2004, salaries and employee benefits expense increased $131,000 or 3.5% due to normal raises, incentives and the rising cost of benefits. Occupancy and equipment expenses increased $54,000 or 5.5% as depreciation and maintenance costs have risen. All other operating expenses decreased $152,000 or 8.2% due in large measure to managements' focus on control of these expenses and final settlement of a non-recurring liability at an amount approximately $20,000 more advantageous to the Company than previously anticipated and accrued for. Total operating expenses increased a very slight $33,000 or 0.5% during the first three quarters of 2004 versus the same quarters last year.

Income tax expense for the first nine months of 2004 was 31.0% of income before tax. For the comparable period last year income tax expense was 30.0% of income before tax.

The efficiency ratio, defined as noninterest expense, excluding the provision for loan losses, as a percent of net interest income plus noninterest income, was 60.0% and 61.6% for the nine months ended September 30, 2004 and 2003, respectively. The primary reasons for this improvement in the efficiency ratio are discussed previously in this report.

Discussion and Analysis of Financial Condition

The Company's assets at September 30, 2004 totaled $370,304,000, a decrease of $2,110,000 or 0.6% from December 31, 2003. As of September 30, 2004, the Company had $22,907,000 of federal funds sold compared to $31,414,000 at December 31, 2003. Additionally, interest-bearing deposits at financial institutions (primarily fully FDIC insured certificates of deposit) as well as some interest-bearing demand accounts at various banking institutions totaled $8,413,000 versus $6,948,000 at December 31, 2003. This increase was primarily the result of higher yields available on such certificates of deposit than could be obtained in the federal funds and treasury securities markets. Federal funds sold and other liquid assets have been higher the past several quarters than the Company would historically consider normal. These liquid assets may be used to fund future loan growth, deposit or other liability outflows, purchases of investment securities available for sale when interest rates again rise, or various other purposes as identified by management.

Total available for sale securities decreased $5,953,000 or 16.0% during the first nine months of 2004 to total $31,204,000 at September 30, 2004. The Banks emphasize purchase of securities with maturities of five years and less as such purchases typically offer reasonable yields with limited credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities are owned in order to enhance overall portfolio yield without significantly increasing risk. In the low interest rate environment which continued during the first three quarters of 2004, the banks limited their purchases of securities to less than the total of securities that were sold, matured, called, or paid down. Furthermore, most of the securities that were purchased had relatively short maturities or likely early call dates. Securities sold thus far in 2004 totaled $2,548,000 and resulted in net gains recognized of $45,000.

Net loans totaled $275,326,000 at September 30, 2004, an increase of $8,401,000 or 3.1% from December 31, 2003. Competition for high-quality loans remains intense in all loan categories. Refinancing of home loans continued, albeit at a substantially slower pace than during the first three quarters of 2003. The Company sells many of these loans in the secondary market. Consequently, the loans which are sold, as well as the loans remaining in the Company's portfolio but refinanced at lower rates, combine to put downward pressure on loan yields and the volume of home loans on the balance sheet.

Total deposits at September 30, 2004, were $283,223,000, an increase of $5,647,000 or 2.0% from the balance at December 31, 2003. Certificates of deposit represented on average for the nine months ended September 30, 2004, approximately 38% of total deposits. Interest-bearing demand deposits, comprised of savings, money market and NOW accounts, represented another 45% of average deposits. The final 17% of average deposits were in noninterest-bearing accounts. Securities sold under agreements to repurchase increased $1,953,000 to $6,865,000, and advances borrowed from the Federal Home Loan Bank declined by $9,113,000 from year-end 2003, totaling $42,958,000 at quarter end.

The note payable balance of $2,100,000 at September 30, 2004, was $600,000 lower than December 31, 2003, as the Company made the scheduled annual principal payment of $600,000 at the end of the third quarter of 2004. This note was refinanced during the third quarter of 2003. The new variable rate revolving five-year term note is priced at Prime less one percent, with a floor of 3.25% and a ceiling of 5.25%, considerably lower than the prior fixed rate of over 7.35%.

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At September 30, 2004, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range and, thus, the Company is theoretically positioned to benefit from a decline in interest rates within the next year.

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at September 30, 2004, were $283,223,000 or 76.5% of total liabilities and equity.

Federal funds sold overnight totaled $22,907,000 or 6.2% of September 30, 2004 total assets. These federal funds sold may be used to fund loans as well as deposit withdrawals, or for other purposes as defined by management.

Securities available for sale with a fair value totaling $31,204,000 at quarter-end included net unrealized gains of $788,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by management.

Capital

Stockholders' equity increased $354,000 (1.4%) and $163,000 (0.6%) during the three and nine months ended September 30, 2004, respectively. The year-to-date increase included net income of $2,781,000, decrease of $294,000 in accumulated other comprehensive income, $1,012,000 of dividends declared to shareholders, $1,112,000 of treasury share purchases and $200,000 increase in the maximum obligation related to KSOP shares.

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

A comparison of the Company's capital as of September 30, 2004 with the requirements to be considered adequately capitalized is presented below.

                                                                  For Capital
                                                    Actual     Adequacy Purposes
                                                    ----------------------------

Total capital to risk-weighted assets ...........   12.9%           8.00%
Tier 1 capital to risk-weighted assets ..........   11.7%           4.00%
Tier 1 capital to average assets ................    8.7%           4.00%

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

The Company has in the past purchased, and is authorized under an existing stock repurchase plan to buy in the future, shares of its outstanding common stock for the treasury as they become available. Pursuant to the stock repurchase plan approved by the Board of Directors, 6,591 shares were purchased by the Company during the third quarter of 2004 and 36,372 shares were purchased during the first three quarters of 2004. See Part II, Item 2 of this Form 10-Q for further detail regarding purchases of equity securities for the treasury.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the quarter ended September 30, 2004, the Company purchased its own common stock, detailed as follows:

                                                                    Total
                                                                   Number of       Maximum
                                                                    Shares        Number of
                                                                   Purchased     Shares That
                                        Total                      as Part of     May Yet Be
                                       Number of     Average       Publicly       Purchased
                                        Shares      Price Paid     Announced      Under The
Period                                 Purchased    Per Share      Plan (1)        Plan (1)
--------------------------------------------------------------------------------------------
July 1 - July 31, 2004  ............     1,775        $31.00         1,775          28,397

August 1 - August 31, 2004 .........     4,816        $32.25         4,816          23,581

September 1 - September 30, 2004 ...        --           N/A           N/A          23,581

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



November 15, 2004                                /s/ D. Scott Ingstad
-----------------                                -------------------------------
Date                                             D. Scott Ingstad, Chairman of
                                                 the Board, President and CEO




November 15, 2004                                /s/ Kim K. Bartling
-----------------                                -------------------------------
Date                                             Kim K. Bartling, Executive Vice
                                                 President, Chief Operating
                                                 Officer & Treasurer