Form 10-K
period 2004-12-31
IOWA FIRST BANCSHARES CORP
filed 2005-03-17
CIK 740155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2004 or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from __________________ to _____________________.

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


Registrant's telephone number, including area code: (563) 263-4221 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [X] Yes    [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).  [  ]  Yes   [X]   No

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based upon the last known price at which the common equity was sold, as of the last business day of the registrant's most recently completed second fiscal quarter was $36,074,246.

As of February 28, 2005, 1,382,669 shares of the Registrant's common stock were outstanding.

Documents incorporated by reference:

Part III of Form 10-K - Proxy statement for annual meeting of stockholders to be held in April 2005.

Annual Report on Form 10-K

Part I

Item 1.   Business

General. Iowa First Bancshares Corp. (the "Company"), is a bank holding company headquartered in Muscatine, Iowa. The Company owns all the outstanding stock of two national banks in Iowa, First National Bank of Muscatine and First National Bank in Fairfield (the "Banks"). Both banks are members of the Federal Reserve System with depository accounts insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation.

On a full-time equivalent basis, year-end employment for the Company and its subsidiary banks totaled 130 employees.

First National Bank of Muscatine has a total of six locations in Muscatine, Iowa. The First National Bank in Fairfield has two locations in Fairfield, Iowa. Each bank is engaged in the general commercial banking business and provides full service banking to individuals and businesses, including checking, savings, money market and time deposit accounts, commercial loans, consumer loans, real estate loans, safe deposit facilities, transmitting of funds, trust services, and such other banking services as are usual and customary for commercial banks. Some of these other services include sweep accounts, lock-box deposits, debit cards, credit-related insurance, internet banking, automated teller machines, telephone banking, and brokerage services through a third-party arrangement. The Company also owns the outstanding stock of Iowa First Capital Trust I, which was capitalized in March 2001 for the purpose of issuing company obligated mandatorily redeemable preferred securities. See Note 9 in Item 8 of this Form 10-K for further discussion of these preferred securities.

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

Competition. The commercial banking business is highly competitive. The Banks compete not only with other commercial banks, savings banks, mortgage banking companies, credit unions and mutual funds, but also, insurance companies, finance companies, brokerage firms, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions or requirements as banks and bank holding companies. Many of the unregulated competitors compete across geographic boundaries and provide customers access to attractive alternatives to banking services. These competitive trends are likely to continue and may well increase. The financial services industry is also subject to more competition as a result of future technological advances which may assist more companies to provide financial services.

Supervision and Regulation

General. Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Office of the Comptroller of the Currency (the "OCC"), the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Federal Deposit Insurance Corporation (the "FDIC"). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the "SEC") and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Banks, rather than shareholders.

The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to applicable law. Any change in applicable statutes, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

The Company

General. The Company, as the sole shareholder of the Banks, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "BHCA"). In accordance with the Federal Reserve policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank has been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." This authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. As of the date of this filing, the Company has neither applied for nor received approval to operate as a financial holding company.

Federal law also prohibits any person or company from acquiring "control" of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. "Control" is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances at 10% ownership.

Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the Company's allowance for loan losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2004, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements.

Dividend Payments. The Company's ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Iowa corporation, the Company is subject to the limitations of the Iowa Business Corporation Act (the "IBCA"). The IBCA allows the Company to pay dividends only if: (i) doing so would not prevent the Company from paying its debts as they become due in the ordinary course; or (ii) the Company's total assets would be greater than the sum of its total liabilities and (unless the articles of incorporation permit otherwise) the Company's total assets would be greater than the amount that would  be  needed,  if the  Company  were  to be  dissolved  at the  time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose rights are superior to those receiving the distribution. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation. The Company's common stock is registered with the SEC. Consequently, the Company is subject to various rules, regulations and restrictions of the SEC.

The Banks.

General. The Banks are national banks, chartered by the OCC under the National Bank Act. The deposit accounts of the Banks are insured by the FDIC's Bank Insurance Fund ("BIF"), and the Banks are members of the Federal Reserve System. As national banks, the Banks are subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the BIF, also has regulatory authority over the Banks.

Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that takes into account the bank's size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination).

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. The OCC has established the following minimum capital standards for national banks, such as the Banks: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, regulations of the OCC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is "well-capitalized" may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications.
Additionally, one of the criteria that determines a bank holding company's eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be "well-capitalized." Under the regulations of the OCC, in order to be "well-capitalized" a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks;
(ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2004: (i) the Banks were not subject to a directive from the OCC to increase their capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Banks exceeded their minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Banks were "well-capitalized," as defined by OCC regulations.

Dividends. The primary source of funds for the Company is dividends from the Banks. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank's board of directors deems prudent. Without prior OCC approval, however, national banks may not pay dividends in any calendar year that, in the aggregate, exceed the bank's year-to-date net income plus the bank's retained net income for the two preceding years.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Banks exceeded their minimum capital requirements under applicable guidelines as of December 31, 2004. As of December 31, 2004, approximately $2.8 million was available to be paid as dividends by the Banks. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Banks if the OCC determines such payment would constitute an unsafe or unsound practice.

Insider Transactions. The Banks are subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Banks. Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to their directors and officers, to the directors and officers of the Company, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person, who is a director or officer of the Company or the Banks or a principal stockholder of the Company, may obtain credit from banks with which the Banks maintain correspondent relationships.

Safety and Soundness Standards. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

Branching Authority. National banks headquartered in Iowa, such as the Banks, have the same branching rights in Iowa as banks chartered under Iowa law, subject to OCC approval. Iowa law grants Iowa-chartered banks the authority to establish branches anywhere in the State of Iowa, subject to receipt of all required regulatory approvals.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those states that authorize such expansion.

Financial Subsidiaries. Under Federal law and OCC regulations, national banks are authorized to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Banks have neither applied for nor received approval to establish any financial subsidiaries.

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). These reserve requirements are subject to annual adjustment by the Federal Reserve. The Banks are in compliance with the foregoing requirements.

Statistical information called for by this Item is contained in the Company's 2004 Annual Report to Shareholders which is incorporated by reference.

Item 2.   Properties

Since the Company commenced business, its principal executive office has been located at 300 East Second Street, Muscatine, Iowa, which is the principal office of First National Bank of Muscatine, a national banking association and a wholly-owned subsidiary of the Company.

First National Bank of Muscatine conducts its operations from six facilities located in Muscatine. The main bank is located at 300 East Second Street and is a modern brick and steel building completed in 1979 containing 36,000 square feet of floor space on three floors. The Bank owns both the building and the underlying real estate. All administrative and many sales functions of the Bank are conducted at its main office. Portions of the building are leased to commercial tenants. A substantial remodeling of the main floor of the downtown Muscatine primary bank building was completed in 2003.

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

The Company built a new branch during 2003 on a major thoroughfare and retail area, Highway 61, on the northeast side of Muscatine. This branch served as a replacement for rented branch facilities at the Muscatine Mall, also located on the northeast side of Muscatine. The new branch offers a wide variety of banking services in its 3,000 square feet of space. In addition to consumer and real estate lending services, a traditional inside four-person teller line and four drive-up teller lanes, the branch also offers freestanding twenty-four hour ATM services. Construction of this branch was completed in May 2003. The building and underlying real estate are owned by the Bank.

First National Bank of Muscatine constructed, and opened as of December 2004, another new branch facility. This approximately 2,000 square foot branch, located on the economically vibrant west side of Muscatine, offers a wide array of banking services. The Bank owns this facility and the underlying real estate.

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


Item 3. Legal Proceedings

Management is not aware of any pending material litigation against the Company or the Banks.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the stockholders of the Company for a vote during the fourth quarter of 2004.

Part II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

The brokerage firms of Howe Barnes Investments, Inc., Hill, Thompson and Magid, LP, and Monroe Securities, Inc. make a market for the Company's common stock. Iowa First Bancshares Corp. common stock is traded on the Over-the-Counter Bulletin Board market under the symbol "IFST". As of February 28, 2005, there were 1,382,669 shares of common stock outstanding.

High and low common stock prices and dividends paid for the last two years were:

     2004 by                                                          Dividend
     Quarters                                High         Low         Per Share
--------------------------------------------------------------------------------

First ............................         $ 32.00      $ 27.75      $   0.2425
Second ...........................           40.00        30.00          0.2425
Third ............................           35.00        30.00          0.2425
Fourth ...........................           37.00        32.00          0.2425

Total dividends paid .............                                   $     0.97


     2003 by                                                          Dividend
     Quarters                                High         Low         Per Share
------------------------------------------------------------------------ -------

First ............................         $ 31.00      $ 25.25      $   0.2350
Second ...........................           26.45        26.15          0.2350
Third ............................           29.00        27.50          0.2350
Fourth ...........................           32.00        29.00          0.2350

Total dividends paid .............                                   $     0.94

The above quotations were furnished by the brokerage firms that serve as market makers for the Company's stock. The quotations represent prices between dealers and do not include retail markup, markdown, or commissions.

Future dividends are dependent on future earnings, regulatory restrictions (see Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-K; and Note 10 to the Company's Consolidated Financial Statements in the Company's 2004 Annual Report to Shareholders), capital requirements, and the Company's financial condition.

As of February 28, 2005, the Company had approximately 327 shareholders of its outstanding class of common stock. The Iowa First Bancshares Corp. Employee Stock Ownership Plan with 401(k) Provisions is considered one shareholder as all shares owned by this plan are voted by the trustees of said plan unless the vote in question encompasses approval or disapproval of any corporate merger, consolidation, dissolution, or similar transaction.

There were no repurchases of the Company's own stock during the fourth quarter of 2004.

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

Iowa First Bancshares Corp. and Subsidiaries

Selected Consolidated Financial Data

Balance Sheet (at year-end)                            2004            2003            2002           2001            2000
-------------------------------------------------------------------------------------------------------------------------------
Net loans ......................................   $280,899,000    $266,925,000    $273,922,000    $272,695,000    $270,539,000
Allowance for loan losses ......................      3,385,000       3,180,000       3,304,000       3,182,000       3,268,000
Deposits and securities sold under
agreements to repurchase .......................    283,620,000     282,488,000     277,013,000     272,592,000     275,430,000
Federal Home Loan Bank advances ................     42,916,000      52,071,000      64,609,000      70,706,000      71,531,000
Total assets ...................................    364,183,000     372,414,000     378,705,000     380,597,000     380,414,000
Redeemable common stock held by KSOP ...........      3,517,000       2,971,000       2,717,000       2,242,000       2,118,000
Stockholders' equity ...........................     25,717,000      25,437,000      24,313,000      23,040,000      21,632,000

Statement of Income (for the year)
-------------------------------------------------------------------------------------------------------------------------------
Net interest income ............................   $ 11,657,000    $ 11,142,000    $ 11,601,000    $ 10,876,000    $ 11,495,000
Provision for loan losses ......................        410,000         645,000         440,000         366,000         429,000
Other income ...................................      3,164,000       2,897,000       2,664,000       2,800,000       2,237,000
Operating expenses .............................      9,054,000       8,798,000       8,711,000       8,477,000       8,144,000
Income before income taxes .....................      5,357,000       4,596,000       5,114,000       4,833,000       5,159,000
Income taxes ...................................      1,654,000       1,376,000       1,544,000       1,433,000       1,599,000
Net income .....................................      3,703,000       3,220,000       3,570,000       3,400,000       3,560,000

Per Share Data
-------------------------------------------------------------------------------------------------------------------------------
Net income, basic and diluted ..................   $       2.66    $       2.27    $       2.48    $       2.30    $       2.34
Book value at year-end .........................          18.60           17.94           17.07           15.82           14.34
Stock price at year-end (greater of bid or
  appraised price) .............................          36.05           29.15           26.50           22.25           22.00
Cash dividends declared during the year ........           0.98            0.95            0.92            0.89            0.85
Cash dividends declared as a percentage
  of net income ................................             37%             42%             37%             39%             36%

Key Ratios
--------------------------------------------------------------------------------------------------------------------------------
Return on average assets .......................           0.99%           0.83%           0.93%           0.90%           0.97%
Return on average stockholders' equity .........          14.49           12.86           14.87           14.96           17.76
Net interest margin-tax equivalent .............           3.50            3.22            3.39            3.24            3.49
Average stockholders' equity to average
  assets .......................................           6.82            6.46            6.28            6.01            5.44
Total regulatory capital to risk-weighted assets          13.38           13.02           12.37           11.77           10.04
Efficiency ratio (all operating expenses,
  excluding the provision for loan losses,
  divided by the sum of net interest income
  and other income) ............................          61.09           62.67           61.07           61.98           59.30

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides additional information regarding our operations for the years ended December 31, 2004, 2003, and 2002, and financial condition for the years ended December 31, 2004 and 2003. This discussion should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the accompanying notes thereto included elsewhere in this document.

Iowa First Bancshares Corp. (Company) is a bank holding company providing bank and bank related services through its wholly-owned subsidiaries, First National Bank of Muscatine (Muscatine), First National Bank in Fairfield (Fairfield), and Iowa First Capital Trust I.

Total average assets of the Company decreased 3.3% in 2004, after increasing 1.4% in 2003 and 1.2% in 2002. The distribution of average assets, liabilities and stockholders' equity and interest rates, and interest differential was as follows (dollar amounts in thousands and income and rates on a fully taxable equivalent basis using statutory tax rates in effect for the year presented):

                                                      2004                           2003                            2002
                                         -------------------------------------------------------------------------------------------
                                                     Average                        Average                         Average
Assets                                    Balance    Interest   Rate     Balance    Interest    Rate    Balance    Interest    Rate
                                         -------------------------------------------------------------------------------------------
Taxable loans, net ...................   $267,869    $ 16,403   6.12%    $264,977   $ 17,216    6.50%   $273,980   $ 19,533    7.13%
Taxable investment securities
  available for sale .................     18,801         649   3.45       21,813        973    4.46      22,312      1,171    5.25
Nontaxable investment securities
  and loans ..........................     19,179       1,321   6.89       18,810      1,315    6.99      19,880      1,442    7.25
Federal funds sold ...................     28,688         341   1.19       44,758        446    1.00      35,062        533    1.52
Restricted investment securities .....      2,829          65   2.30        3,590        113    3.15       3,911        117    2.99
Interest-bearing deposits at
  financial institutions .............      8,336         219   2.63        5,564        143    2.57       1,880         71    3.78
                                            --------------------            ----------------            -------------------
        Total interest-
        earning assets ...............    345,702      18,998   5.50      359,512     20,206    5.62     357,025     22,867    6.40
                                                     --------                        -------                        -------
Cash and due from banks ..............     14,986                          14,286                         13,159
Bank premises and equipment, net .....      6,854                           6,410                          5,071
Life insurance contracts .............      4,342                           4,100                          3,682
Other assets .........................      3,020                           3,539                          3,568
                                         --------                        --------                       --------
        Total ........................   $374,904                        $387,847                       $382,505
                                         ========                        ========                       ========

Liabilities
Deposits:
  Interest-bearing demand ............   $126,986    $    860   0.68%    $125,263    $   944    0.75%   $115,753    $  1,514   1.31%
  Time ...............................    108,988       3,092   2.84      114,526      3,760    3.28     115,267       4,413   3.83
Notes payable ........................      2,570          90   3.50        3,147        150    4.77       4,160         307   7.38
Other borrowings .....................     53,081       2,424   4.57       66,430      3,337    5.02      73,883       4,129   5.59
Junior subordinated debentures and
  company obligated mandatorily
  redeemable preferred securities ....      4,125         426  10.32        4,125        426   10.32       4,000         413  10.32
                                         --------------------            -------------------            --------------------
        Total interest-
        bearing liabilities ..........    295,750       6,892   2.33      313,491      8,617    2.75     313,063      10,776   3.44
                                                     --------                        --------                       --------
Noninterest-bearing deposits .........     48,153                          44,637                         41,128
Other liabilities ....................      2,373                           1,865                          1,828
                                         --------                        --------                       --------
        Total liabilities ............    346,276                         359,993                        356,019
                                         --------                        --------                       --------
Redeemable common stock
  held by KSOP .......................      3,074                           2,808                          2,480
                                         --------                        --------                       --------
Stockholders' Equity .................     25,554                          25,046                         24,006
                                         --------                        --------                       --------
        Total ........................   $374,904                        $387,847                       $382,505
                                         ========                        ========                       ========

Net interest earnings ................               $ 12,106                        $ 11,589                       $ 12,091
                                                     ========                        ========                       ========

        Net interest margin (net
        interest earnings divided by
        total interest-earning
        assets) ......................                          3.50%                           3.22%                          3.39%
                                                               ======                          ======                         ======

Nonaccruing loans are included in the average balance. Loan fees are not material.

The net interest margin increased in 2004 (from 3.22% in 2003 to 3.50% in 2004). The return on average interest-earning assets decreased 12 basis points (from 5.62% in 2003 to 5.50% in 2004) and interest paid on average interest-bearing liabilities decreased 42 basis points (from 2.75% in 2003 to 2.33% in 2004). Average interest-earning assets to total assets declined in 2004 to 92.2% from 92.7% in 2003. This decrease was primarily due to a higher percentage of total average assets invested in cash as well as bank premises and equipment in 2004 compared to 2003. The Federal Reserve Bank Board and Chairman Greenspan during 2004 began increasing rates, although average short-term interest rates continued near lows not seen in decades. Nonetheless, the prime lending rate, which began the year at 4.00%, ended 2004 at 5.25%.

During this period of relatively low interest rates, increased emphasis has been given to incorporating interest rate floors on selected commercial and agricultural loans. During 2004 most, if not all, of such loans subject to interest rate floors were actually paying the floor rate. This resulted in the rates received on loans falling slightly less than the rates paid on interest-bearing liabilities. As market interest rates again rise, rates paid on interest-bearing liabilities may, for a time, increase more than rates received on loans. This outcome is possible due to the loans which are subject to floor rate pricing lagging market interest rate increases until such time as the floor rate has been exceeded. The extent of this impact will depend upon, among other things, the amount and timing of eventual market interest rate hikes.

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

Critical Accounting Policy:

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Financial Condition - Allowance for Loan Losses". Although management believes the levels of the allowance as of both December 31, 2004 and 2003 were adequate to absorb probable losses in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Financial Condition:

Total assets of Iowa First Bancshares Corp. decreased by $8,231,000 or 2.2% when comparing December 31, 2004 and December 31, 2003 balances. On average for the year 2004 assets decreased $12,943,000 or 3.3%.

Cash,  Interest-Bearing Deposits, and Federal Funds Sold

Cash and due from banks increased by $1,742,000 or 13.4% to $14,730,000 at December 31, 2004, from $12,988,000 at December 31, 2003. Cash and due from banks represented both cash maintained at the Banks, as well as funds that the Banks had deposited in other banks in the form of demand deposits.

Interest-bearing deposits at financial institutions increased $1,447,000 or 20.8% to $8,395,000 at December 31, 2004, from $6,948,000 at December 31, 2003.
These deposits are primarily certificates of deposit at financial institutions with the balance held at any individual bank maintained to not exceed the insurance limits provided by the Federal Deposit Insurance Corporation (FDIC). Some of these funds may also be held in interest-bearing demand accounts at various banking institutions. The large increase in this asset category during 2004 was the result of a management strategy to achieve a higher yield on a portion of the Company's liquid assets than could be earned investing in overnight federal funds sold, while maintaining a high level of safety for principal and average maturities of less than two years.

Federal funds sold are inter-bank funds with daily liquidity. Federal funds sold decreased $19,114,000 or 60.8% to $12,300,000 at December 31, 2004, from
$31,414,000 at December 31, 2003. As of December 31, 2004, federal funds sold represented 3.4% of total assets. These federal funds can be used to fund future loan demand, deposit or other liability outflows, investment securities purchases, or various other purposes as identified by management. One of management's key focuses for 2004 was to prudently reduce the Company's overnight liquidity (i.e. federal funds sold) while increasing net interest income and margin. Each of these objectives have been met as demonstrated by the following: average federal funds sold declined to $28.7 million in 2004 compared to $44.8 million in 2003; net interest income increased $515,000 or 4.6%; and net interest margin improved to 3.50% from 3.22%.

Investment Securities

All the Banks' securities are maintained in the available for sale category as the securities may be liquidated to provide cash for operating, investing, or financing purposes. These securities are reported at fair value. Investment securities decreased $6,832,000 or 18.4% to $30,325,000 at December 31, 2004,
from $37,157,000 at December 31, 2003. The amortized cost of such securities at December 31, 2004 and 2003 was $29,798,000 and $35,900,000, respectively. The net decrease was the result of a number of transactions in the securities portfolio. The Banks purchased additional available for sale securities totaling $12,488,000 and recognized a net decrease in unrealized gains on securities available for sale before applicable income tax of $730,000. Securities sales totaled $2,548,000 and paydowns, maturities, and calls were another $15,818,000. Additionally, the investment securities portfolio realized net gains of $45,000 during 2004 and net premium amortization of $269,000.

Rates received on taxable investment securities available for sale decreased 59 basis points more than the rates paid on interest-bearing liabilities (101 basis points versus 42 basis points, respectively). Rates received on nontaxable investment securities and loans decreased only 10 basis points compared to the 42 basis point decline in rates paid on interest-bearing liabilities. This was due largely to a longer average duration for nontaxable investment securities available for sale and loans than the average duration for interest-bearing liabilities. In the 2004 interest rate environment, when investment securities matured or were sold, called, or otherwise paid down, the reinvestment rate available was nearly always lower than the yield of the liquidating security.

Investment securities as of December 31, 2004 were approximately 56% U.S. government agency securities, 1% mortgage-backed securities, and 43% state and political subdivisions. During 2004, management continued to focus the investment securities portfolio in the U.S. government agency as well as state and political subdivisions categories. These investment types earn a "spread" over U.S. Treasury securities thus offering an opportunity to increase after-tax income. The year 2004 experienced a continuation of low market interest rates, relative to the past several decades. In an effort to prudently maintain a competitive yield in the investment portfolio, 99% of the total portfolio was invested in relatively highly rated U.S. government agency securities and state and political subdivisions. No corporate securities were included in the investment portfolio as of December 31, 2004 as available spreads to treasuries were not deemed sufficient to offset the higher event risk of such securities compared to the other investments in the portfolio.

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

Investment securities as of December 31, 2002 were approximately 48% U.S. government agency securities, 1% mortgage-backed securities, 44% state and political subdivisions, and 7% corporate obligations. During 2002, management emphasized investments in U.S. government agencies as well as state and political subdivisions. The year 2002 experienced market interest rate reductions with rates as low as any time in several decades. To prudently maintain a competitive yield in the investment portfolio, over 92% of the total portfolio was invested in relatively highly rated U.S. government agency securities and state and political subdivisions. Additionally, to increase total return of the investment portfolio, 7% was invested in corporate obligations.

The fair value of investment securities available for sale at the date indicated are summarized as follows (dollar amounts in thousands):

                                                         December 31,
                                               ---------------------------------
                                                2004         2003         2002
                                               ---------------------------------


U.S. government agencies ................      $17,054      $20,367      $18,242
Mortgage-backed securities ..............          382          575          281
State and political subdivisions ........       12,889       14,979       16,769
Corporate obligations ...................           --        1,236        2,803
                                               ---------------------------------
                                               $30,325      $37,157      $38,095
                                               =================================

The following table shows the maturities of investment securities available for sale at December 31, 2004 and the weighted average yields of such securities (dollar amounts in thousands):

                                                       After One, But     After Five, But     After Ten Years
                                   Within One Year   Within Five Years   Within Ten Years     or Nonmaturing
                                   Amount    Yield    Amount    Yield     Amount    Yield     Amount    Yield
                                   --------------------------------------------------------------------------

U.S. government agencies .......   $ 3,045    4.15%   $13,506    2.71%    $   503    5.00%    $    --     --%
Mortgage-backed securities .....        --      --        382    3.80          --      --          --     --
State and political subdivisions     2,173    7.12      6,421    7.48       2,427    7.37       1,868   7.50
                                   -------            -------             -------             -------
                                   $ 5,218            $20,309             $ 2,930             $ 1,868
                                   =======            =======             =======             =======

The weighted average yields in the previous table are calculated on the basis of the carrying value and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt securities have been computed on a fully taxable equivalent basis using the federal statutory tax rate of 34%, the rate in effect for the year ended December 31, 2004, and excluding the interest expense allocated to carry certain tax-exempt securities.

As of December 31, 2004, no investment in a single security, other than U.S. government agency securities, exceeded 10% of stockholders' equity.

Loans

Gross loans outstanding at December 31, 2004 increased $14,179,000 or 5.2% from December 31, 2003. This increase was the result of loan originations and purchases which exceeded loan repayments, sales, and net loan charge-offs. Loans underwritten and sold to the secondary real estate market totaled $12,016,000 during 2004.

The amounts of loans outstanding at the indicated dates is shown in the following table according to the type of loans (dollar amounts in thousands):

                                                         December 31,
                                     -----------------------------------------------------
                                       2004       2003       2002        2001       2000
                                     -----------------------------------------------------
Commercial ........................  $123,079   $113,811   $109,045    $106,286   $103,340
Agricultural ......................    23,320     25,154     28,185      27,926     28,000
Real estate, construction .........    10,508     10,165      6,051       7,752      4,055
Real estate, mortgage .............   106,377    102,893    113,295     110,931    109,557
Tax exempt, real estate mortgage ..     5,594      3,897      3,297       1,290      2,050
Installment .......................    14,940     13,891     17,118      21,401     26,611
Other .............................       466        294        235         291        194
                                     -----------------------------------------------------
                                     $284,284   $270,105   $277,226    $275,877   $273,807
                                     =====================================================

The following loan categories outstanding at December 31, 2004 mature as follows (dollar amounts in thousands):

                                                          After One
                                                          Year, But
                                    Amount      One Year    Within       After
                                   of Loans     or Less   Five Years  Five Years
                                   ---------------------------------------------

Commercial .....................   $123,079    $ 41,563    $ 55,091    $ 26,425
Agricultural ...................     23,320       8,517      11,110       3,693
Real estate, construction ......     10,508       6,371       3,219         918
                                   --------------------------------------------
                                   $156,907    $ 56,451    $ 69,420    $ 31,036
                                   ============================================

The interest rates on the amount due after one year that are fixed or adjustable are as follows as of December 31, 2004 (dollar amounts in thousands):

                                                         Fixed        Adjustable
                                                        ------------------------

Commercial ...................................          $44,474        $37,042
Agricultural .................................           11,250          3,553
Real estate, construction ....................            2,449          1,688
                                                        ------------------------
                                                        $58,173        $42,283
                                                        ========================

During 2004 commercial loans increased by $9,268,000 or 8.1%, agricultural loans decreased $1,834,00 or 7.3%, construction real estate loans increased by $343,000 or 3.4%, mortgage real estate loans increased by $3,484,000 or 3.4%, tax exempt real estate mortgage loans increased by $1,697,000 or 43.5%, and installment and other loans increased by $1,221,000 or 8.6%. Overall, loans increased $14,179,000 or 5.2%. The increase in commercial loans and mortgage real estate loans reflects management's focus on those particular lending areas during the year, coupled with relatively firm demand in our markets. The reduction in agricultural loans resulted from a select few loans paying down or moving to another lender. The increase in installment loans is largely attributable to an increased emphasis on this area in our sales approach. Management continues to search for quality growth in all loan categories while remaining vigilant in maintaining high credit standards. As previously noted, the Company sells some real estate loans to the secondary market resulting in increased fee income and reduced interest rate risk. These sales of real estate loans, net of any gains recognized upon sale, totaled $11,582,000, $25,985,000, and $20,203,000 for the years ended December 31, 2004, 2003, and 2002, respectively. As of December 31, 2004, the Company's general legal lending limit was approximately $5,658,000. For loans collateralized by marketable securities, the total legal limit was approximately $9,430,000 as of December 31, 2004.

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

                                                                       December 31,
                                                    ---------------------------------------------
                                                      2004       2003     2002      2001    2000
                                                    ---------------------------------------------
Loans accounted for on a nonaccrual basis ......    $  1,668    $2,123   $1,730   $  640   $  785
Accrual loans contractually past due
  90 days or more ..............................         207       215    1,053      128       96
Loans whose terms have been renegotiated to
  provide a reduction or deferral of interest or
  principal because of a deterioration in the
  financial position of the borrower ...........          --        --       --       --       --

Total nonaccrual loans were $1,668,000 at December 31, 2004, a decrease of $455,000 or 21.4% from December 31, 2003. Total nonaccrual and accrual loans contractually past due 90 days or more were $1,875,000 at December 31, 2004, a decrease of $463,000 or 19.8% from a year earlier. Compared to the average over the past five years, nonaccrual loans at December 31, 2004 were $279,000 or 20.1% more than average. Total nonaccrual and accrual loans contractually past due 90 days or more were $146,000 or 8.4% higher at December 31, 2004 than the average for these categories over the past five years.

When the full collectibility of principal or interest on any loan is considered doubtful, previously accrued but uncollected interest remains as accrued if the principal and interest is protected by sound collateral value based upon a current independent, qualified appraisal. In practice, in the vast majority of cases, the interest accrued but uncollected on loans transferred to nonaccrual status is charged-off at the time of transfer. Interest in the amounts of $76,000, $139,000, and $100,000, would have been earned on the nonaccrual loans had they been performing loans in accordance with their original terms during 2004, 2003, and 2002, respectively. The interest collected on loans designated as nonaccrual loans and included in income for the years ended December 31, 2004, 2003, and 2002 was $52,000, $78,000, and $30,000, respectively.

As of December 31, 2004, the Company had loans totaling $4,890,000 in addition to those listed as nonaccrual, past due or renegotiated that were identified by the Banks' internal asset rating systems as classified assets. This represents a $1,420,000 or 22.5% decrease from 2003. The Company is not aware of any single loan or group of loans, other than these and those reflected above, of which full collectibility cannot reasonably be expected. Management has committed ongoing resources and attention on efforts designed to control the amount of classified assets. The Company has $23,320,000 in total agricultural loans. The Company does not have any other direct loan concentrations in one industry which comprise more than ten percent of total loans outstanding as of December 31, 2004. However, each community in which we operate has a few major employers. In the event one or more of these large employers would experience financial difficulties, the total level of direct and indirect loans affected may well exceed 10% of total loans outstanding. The Company does not have any foreign loans. The Company's loans are heavily concentrated geographically in the state of Iowa with most of that concentration centered in the counties of Muscatine and Jefferson.

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

Other real estate owned was $77,000, none, and $503,000 as of December 31, 2004, 2003, and 2002, respectively.

Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of provisions for loan losses. Loan losses or recoveries are charged or credited directly to the allowance for loan losses. The provision for loan losses is determined based upon an evaluation of a number of factors by management of the Banks including (i) loss experience in relation to outstanding loans, loan delinquencies, and the existing level of the allowance for loan losses, (ii) a continuing review of problem loans and overall portfolio composition and quality, (iii) regular examinations and appraisals of loan portfolios conducted by federal supervisory authorities, (iv) current and expected economic conditions, and (v) other factors that, in management's judgment, deserved evaluation in estimating loan losses. Management of the Banks continues to review the loan portfolios and believes the allowance for loan losses provides for losses that are probable as of December 31, 2004. However, there can be no assurance that such losses will not exceed the estimated amounts or that the Company will not be required to make additional provisions for loan losses in the future. Asset quality is a constant priority for the Company and its subsidiary banks. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise thus requiring further increases in the provision.

The Banks allocate the allowance for loan losses according to the amount deemed to be necessary to provide for probable losses being incurred within the categories of loans set forth in the table below. The amount of such components of the allowance for loan losses and the ratio of loans in such categories to total loans outstanding are as follows (dollar amounts in thousands):

                           2004                2003                2002                2001               2000
                         -------------------------------------------------------------------------------------------------
                          Allow-    Percent   Allow-    Percent   Allow-   Percent    Allow-   Percent   Allow-    Percent
                           ance    of Loans    ance    of Loans    ance    of Loans    ance    of Loans   ance    of Loans
                            For       to        For       to        For       to       For        to       For       to
                           Loan      Total     Loan      Total     Loan     Total      Loan     Total     Loan      Total
                          Losses     Loans    Losses     Loans    Losses    Loans     Losses    Loans    Losses     Loans
                         -------------------------------------------------------------------------------------------------
Real estate loans:
  Mortgage .......        $  293     39.39%   $  172     39.54%   $  147    42.06%    $  111    40.68%   $  108    40.01%
  Construction ...            --      3.70        --      3.76        --     2.18         --     2.81        --     1.48
Commercial .......         1,833     43.29     2,313     42.14     2,875    39.33      2,768    38.53     2,614    37.74
Agricultural .....         1,110      8.20       556      9.31       111    10.17         89    10.12       280    10.23
Installment ......           149      5.26       139      5.14       171     6.18        214     7.76       266     9.72
Other ............            --      0.16        --      0.11        --     0.08         --     0.10        --     0.82
                          -----------------------------------------------------------------------------------------------
                          $3,385    100.00%   $3,180    100.00%   $3,304   100.00%    $3,182   100.00%   $3,268   100.00%
                          ===============================================================================================

Deposits

Total average deposits decreased 0.1% in 2004, increased 4.5% in 2003, and increased 1.0% in 2002. The average deposits are summarized below (dollar amounts in thousands):

                                    2004               2003                2002
                             ----------------------------------------------------------
                                        Average             Average             Average
                                       Interest            Interest            Interest
                                        Expense             Expense             Expense
                              Amount    Percent   Amount    Percent    Amount   Percent
                             ----------------------------------------------------------
Noninterest-bearing demand   $ 48,153      --%   $ 44,637      --%   $ 41,128       --%
Savings ..................     25,593     0.4      24,248     0.5      22,032      1.0
Interest-bearing demand ..    101,393     0.7     101,015     0.8      93,721      1.4
Time .....................    108,988     2.8     114,526     3.3     115,267      3.8
                             --------            --------            --------
Total deposits ...........   $284,127            $284,426            $272,148
                             ========            ========            ========

Included in interest-bearing time deposits are certificates of deposit with a minimum denomination of $100,000, with scheduled maturities as follows (dollar amounts in thousands):

                                                                     Year Ended
                                                                    December 31,
                                                                        2004
                                                                    ------------

One to three months ......................................             $ 3,900
Three to six months ......................................               2,910
Six to twelve months .....................................               5,799
Over twelve months .......................................              11,527
                                                                       -------
                                                                       $24,136
                                                                       =======

RESULTS OF OPERATIONS:

Changes in Basic and Diluted Earnings Per Share

The increase in basic and diluted earnings per share between 2004 and 2003 amounted to $.39 or 17.2%. The decrease from 2002 to 2003 amounted to $.21 or 8.5%. The major sources of change are presented in the following table:

                                                              2004        2003
                                                            --------------------

Net income per share, prior year .......................    $   2.27    $   2.48
                                                            --------------------
Increase (decrease) attributable to:
  Net interest income ..................................       0.37       (0.32)
  Provision for loan losses ............................       0.17       (0.14)
  Investment securities gains, net .....................       0.02       (0.04)
  Other income .........................................       0.17        0.20
  Salaries and employee benefits .......................      (0.19)      (0.06)
  Income taxes .........................................      (0.20)       0.12
  Change in average common shares outstanding ..........       0.05        0.03
                                                            --------------------
        Net change .....................................       0.39       (0.21)
                                                            --------------------
        Net income per share, current year .............    $   2.66    $   2.27
                                                            ====================

Net Interest Income

The following table sets forth a summary of the changes in interest earned and paid resulting from changes in volume and rates. Changes attributable to both rate and volume which cannot be segregated have been allocated to the change due to volume (dollar amounts in thousands and income on a fully taxable equivalent basis using statutory rates in effect for year presented):

                                      Year Ended December 31, 2004     Year Ended December 31, 2003
                                      --------------------------------------------------------------
                                      Increase (Decrease)              Increase (Decrease)
                                       Due to Change in                 Due to Change in
                                      ------------------               -------------------
                                      Average    Average     Total      Average   Average    Total
                                      Balance     Rate       Change     Balance    Rate      Change
                                      --------------------------------------------------------------
Interest income:
  Taxable loans ...................   $   194    $(1,007)   $  (813)    $ (591)  $ (1,726)  $ (2,317)
  Taxable investment securities
    available for sale ............      (104)      (220)      (324)       (22)      (176)      (198)
  Nontaxable investment
    securities and loans ..........        25        (19)         6        (75)       (52)      (127)
  Federal funds sold ..............      (190)        85       (105)        95       (182)       (87)
  Restricted investment securities        (17)       (31)       (48)       (10)         6         (4)
  Interest-bearing deposits at
    financial institutions ........        73          3         76         95        (23)        72
                                      --------------------------------------------------------------
        Total interest income .....       (19)    (1,189)    (1,208)      (508)    (2,153)    (2,661)
                                      --------------------------------------------------------------

Interest expense:
  Interest-bearing demand deposits          4        (88)       (84)        78       (648)      (570)
  Interest-bearing time deposits ..      (164)      (504)      (668)       (19)      (634)      (653)
  Notes payable ...................       (20)       (40)       (60)       (48)      (109)      (157)
  Other borrowings ................      (614)      (299)      (913)      (371)      (421)      (792)
  Company obligated mandatorily
    redeemable preferred securities        --         --         --         13         --         13
                                      --------------------------------------------------------------
        Total interest expense ....      (794)      (931)    (1,725)      (347)    (1,812)    (2,159)
                                      --------------------------------------------------------------

        Change in net
        interest earnings .........   $   775    $  (258)   $   517    $  (161)   $  (341)   $  (502)
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

Provision for Loan Losses

The following table summarizes average loan balances at the end of each year; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and the provisions for loan losses which have been charged to operating expense (dollar amounts in thousands):

                                                                Year Ended December 31,
                                              --------------------------------------------------------
                                                2004        2003        2002        2001        2000
                                              --------------------------------------------------------
Balance of allowance for loan
  losses at beginning of year .............   $  3,180    $  3,304    $  3,182    $  3,268    $  3,091
                                              --------------------------------------------------------
Loans charged off:
Commercial and agricultural ...............        159         620         133         237          98
Mortgage ..................................         58          97          39          20          16
Installment ...............................         56         103         199         247         216
                                              --------------------------------------------------------
        Total loans charged off ...........        273         820         371         504         330
                                              --------------------------------------------------------
Recoveries of loans previously charged off:
  Commercial and agricultural .............          9           4           6           6          19
  Mortgage ................................         20           1          --          --           3
  Installment .............................         39          46          47          46          56
                                              --------------------------------------------------------
        Total recoveries ..................         68          51          53          52          78
                                              --------------------------------------------------------
Net loans charged off (recovered) .........        205         769         318         452         252
                                              --------------------------------------------------------
Provisions for loan losses charged
  to operating expense ....................        410         645         440         366         429
                                              --------------------------------------------------------
Balance at end of year ....................   $  3,385    $  3,180    $  3,304    $  3,182    $  3,268
                                              ========================================================

Average net loans outstanding .............   $272,890   $267,914     $276,454    $276,271   $272,425
Ratio of net loan charge-offs
  (recoveries) to average net
  loans outstanding .......................      0.08%      0.29%        0.12%       0.16%      0.09%
Allowance for loan losses as a
  percentage of average net
  loans outstanding .......................      1.24       1.19         1.20       1.15        1.21
Coverage of net charge-offs by
  year-end allowance for loan
  losses ..................................     16.51       4.14        10.39       7.04       12.97

Other Income

Other income results from the charges and fees collected by the Company from its customers for various services performed, gross trust department revenue, miscellaneous other income, gains (or losses) from the sale of investment securities in the available for sale category and loans, as well as income from corporate owned life insurance. Total other income for 2004 was $3,164,000 which was $267,000 or 9.2% more than 2003. Primary contributors to this increase included: growth in trust fees of $71,000 (22.8%); service fees charged for various products and services, particularly associated with deposit accounts, rose $276,000 (16.2%); gains on loans sold declined $145,000 (41.7%) as fewer home loans were refinanced and sold to the secondary market; and various other income categories improved $65,000 (12.1%).

Total other income for 2003 of $2,897,000 exceeded the level achieved in 2002 by $233,000 or 8.7%. Trust fees actually declined in 2003 by $56,000 or 15.3%. Service fees charged for various products and services, largely related to deposit accounts, rose $189,000 or 12.5%. Gains on loans sold increased $136,000 or 64.2% as more home loans were refinanced and sold to the secondary market. Net gains on investment securities sales decreased by $62,000 or 73.8% and various other income categories improved $26,000 or 5.3%.

Operating Expenses

Operating expenses include all the costs incurred to operate the Company, except for interest expense, the loan loss provision, and income taxes. A continuing objective of the Company is to successfully control these overhead costs while maintaining optimal productivity, efficiency, capacity, and quality service. Salaries and benefits, the largest component of operating expenses, increased $259,000 or 5.2% in 2004 compared to 2003. The increase in salaries and benefits resulted from normal raises, higher bonus and incentive expense reflecting the Company's record year, hiring and training new employees to staff branch expansions, as well as the rising cost of health insurance. Occupancy expenses increased to $756,000 during 2004, which represented a $49,000 or 6.9% increase from 2003. This rise in occupancy costs was largely the result of opening new branch facilities in Muscatine during 2003 and late 2004. Accordingly, higher depreciation expense and property taxes represented the majority of the increase in occupancy expense. Equipment expenses totaled $638,000; a more modest $20,000 or 3.2% increase from 2003. Office supplies, printing, and postage of $330,000 in 2004 were $32,000 or 8.8% less than 2003 as management focused attention on controlling these costs. Computer costs declined modestly in 2004 to total $516,000, a $10,000 or 1.9% decrease from 2003. This cost reduction was accomplished despite additional products and services purchased from our primary data processor. Advertising and business promotion increased $9,000 or 5.4% to total $177,000 in 2004 compared to 2003. Finally, other operating expenses decreased $39,000 or 2.8% to $1,378,000 for 2004 compared to 2003. This decrease was due to a combination of management's focus on various components of this expense category as well as non-recurring items which resulted in approximately $45,000 less net expense in 2004 than 2003. Overall, operating expenses increased $256,000, or 2.9%, to total $9,054,000 versus $8,798,000 in 2003. The efficiency ratio, defined as noninterest expense, excluding the provision for loan losses, as a percent of net interest income plus noninterest operating income, was 61.1% in 2004. This was an improvement compared to the efficiency ratio of 62.7% for the year ended December 31, 2003. The 2004 versus 2003 efficiency ratio was impacted by higher net interest income and higher noninterest income which more than offset the rise in noninterest operating expenses. As previously noted, the 2004 net interest income was $515,000 more than 2003, noninterest operating income was $267,000 more in 2004 than 2003, and other noninterest operating expenses were $256,000 greater in 2004 than 2003.

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

Net Income

The Company's consolidated net income for the three years is as follows (dollar amounts in thousands):

                                                   Year Ended December 31,
                                          --------------------------------------
                                           2004            2003            2002
                                          --------------------------------------

Net income .....................          $3,703          $3,220          $3,570
                                          ======================================

Net income increased $483,000 or 15.0% in 2004. The net interest income increased $515,000 or 4.6%. The provision for loan losses decreased $235,000 or 36.4% to total $410,000 in 2004. Other noninterest income, without securities gains, grew $244,000 or 8.5%. Securities gains increased to $45,000 in 2004 from $22,000 a year earlier. Noninterest operating expenses rose $256,000 or 2.9% and income taxes increased $278,000 or 20.2%. The income tax expense increase was attributed to higher net income in 2004 than 2003 and an increase in the effective tax rate for the year ended December 31, 2004 of 30.9% compared to 29.9% the prior year.

Net income decreased $350,000 or 9.8% in 2003. The net interest income decreased $459,000 or 4.0%. The provisions for loan losses increased $205,000 or 46.6% to total $645,000 in 2003. Other noninterest income, without securities gains, grew $295,000 or 11.4%. Securities gains decreased to $22,000 in 2003 from $84,000 a year earlier. Noninterest operating expenses rose $87,000 or 1.0% and income taxes decreased $168,000 or 10.9%. The income tax expense decrease was attributed to lower net income in 2003 than 2002 and a slight decrease in the effective tax rate for the year ended December 31, 2003 of 29.9% compared to 30.2% the prior year.

Selected Consolidated Ratios:

                                                       Year Ended December 31,
                                                      --------------------------
                                                       2004      2003      2002
                                                      --------------------------

Percentage of net income to:
  Average stockholders' equity ...................    14.49%    12.86%    14.87%
  Average total assets ...........................     0.99      0.83      0.93
Percentage of average stockholders' equity to
  average total assets ...........................     6.82      6.46      6.28
Dividend payout ratio, based on dividends
  declared during the year .......................    36.84     41.85     37.10

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

The following table shows the interest rate sensitivity position at several repricing intervals (dollar amounts in thousands):

                                                                                Repricing Maturities at December 31, 2004
                                                                   -----------------------------------------------------------------
                                                                   Less Than     3-12        1-5     More Than  Noninterest
                                                                   3 Months     Months      Years     5 Years     Bearing     Total
                                                                   -----------------------------------------------------------------
Assets:
  Loans .........................................................   $ 75,715   $ 28,605    $126,184   $ 52,112   $  1,668   $284,284
  Investment securities .........................................      1,255      3,963      20,309      4,798         --     30,325
  Other earning assets ..........................................     14,156      2,281       4,258         --         --     20,695
  Life insurance contracts ......................................         --      4,438          --         --         --      4,438
  Restricted investment securities ..............................         --      2,659          --         --         --      2,659
  Nonearning assets .............................................         --         --          --         --     21,782     21,782
                                                                    ----------------------------------------------------------------
        Total assets ............................................   $ 91,126   $ 41,946    $150,751   $ 56,910   $ 23,450   $364,183
                                                                    ================================================================

Liabilities and Equity:
  Deposits ......................................................   $ 44,175   $ 99,764    $ 82,519   $  1,207   $ 50,070   $277,735
  Notes payable .................................................      2,100         --          --         --         --      2,100
  Securities sold under agreements
    to repurchase and open note .................................      4,647        728         584         --         --      5,959
  FHLB advances .................................................      1,100      6,000      34,683      1,133         --     42,916
  Junior subordinated debentures ................................         --         --          --      4,125         --      4,125
  Other liabilities .............................................         --         --          --         --      2,114      2,114
  Redeemable common stock held
    by KSOP .....................................................         --         --          --         --      3,517      3,517
  Equity ........................................................         --         --          --         --     25,717     25,717
                                                                    ----------------------------------------------------------------
        Total liabilities and equity ............................   $ 52,022   $106,492    $117,786   $  6,465   $ 81,418   $364,183
                                                                    ================================================================

Repricing gap ...................................................   $ 39,104   $ 64,546)   $ 32,965   $ 50,445   $(57,968)  $     --
Cumulative repricing gap ........................................     39,104    (25,442)      7,523     57,968         --         --

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

FHLB advances in the 1-5 year repricing category include $2,283,000 of advances with actual maturities in the greater than 5 year category. These advances have options associated with them which allow the Company to "put" the advances back to the FHLB at a date substantially earlier than the stated maturity. The Company may utilize this put option if deemed appropriate, or hold such advances until maturity. As part of the Company's overall interest rate risk management, these puts are analyzed and used when advantageous. During 2004, advances totaling $2,160,000 were put back to the FHLB. The Federal Home Loan Bank has the option to call before maturity advances totaling $1,500,000. Given current interest rates, management believes it is unlikely the Federal Home Loan Bank will call these advances prior to maturity.

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative repricing gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At December 31, 2004, using the estimates discussed above, rate sensitive liabilities exceeded rate sensitive assets within a one-year period by $25,442,000 and, thus, the Company is theoretically positioned to benefit from a decline in interest rates within the next year. This compares to year-end 2003 rate sensitive liabilities exceeding rate sensitive assets within a one-year period of $30,759,000.

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

Liquidity:

For banks, liquidity represents ability to meet both loan commitments and deposit withdrawals. Factors which influence the need for liquidity are varied, but include general economic conditions, asset/liability mix, bank reputation, future FDIC funding needs, changes in regulatory environment, and credit standing. Assets which provide liquidity consist principally of loans, cash, and due from banks, interest-bearing deposits at financial institutions, investment securities, and short-term investments such as federal funds. Maturities of securities and loan payments provide a constant flow of funds available for cash needs. Liquidity also can be gained by the sale of loans or securities, which were previously designated as available for sale, FHLB advances, and lines of credit. Interest rates, relative to the rate paid by the security or loan sold, along with the maturity of the security or loan, are the major determinants of the price which can be realized upon sale. Net cash provided by operating activities totaled $4,808,000 in 2004 which compares to cash provided by operating activities for the year ended December 31, 2003 of $6,329,000. The Company generated operating cash from sales of its new production and refinanced mortgage loans, non-cash provision for loan losses, depreciation, amortization, declining accrued interest receivable, and increase in other liabilities. Net cash provided by investing activities totaled $8,456,000 for the year ended December 31, 2004 as cash was generated by reducing federal funds sold, sales, maturities, calls and paydowns of securities. Cash was used to purchase interest-bearing deposits at financial institutions, securities, loans, and bank premises and equipment. Net cash used in investing activities totaled $1,211,000 for the year ended December 31, 2003. During the years ended December 31, 2004 and 2003 cash used in financing activities totaled $11,522,000 and $9,413,000, respectively. The cash used during the year resulted primarily from payments which exceeded new advances from the Federal Home Loan Bank, payments on notes payable, a net decrease in interest-bearing deposits as well as treasury tax and loan open note, cash dividends paid to shareholders, and purchases of common stock for the treasury.

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits under $100,000 at December 31, 2004 were $253,599,000 or 91.3% of total deposits and 69.6% of total liabilities, mezzanine capital, and equity.

At December 31, 2004, securities sold under agreements to repurchase and treasury tax and loan open note funding sources totaled $5,959,000. Federal Home Loan Bank advances totaled $42,916,000. At year-end total federal funds sold and securities maturing within one year were $17,518,000 or 4.8% of total assets. Both short-term and long-term liquidity are actively monitored and managed. The Company had an unused secured line of credit totaling $1,700,000 at December 31, 2004.

Equity increased $280,000 during 2004 to total $25,717,000 at December 31, 2004.

At December 31, 2004, securities available for sale totaling $30,325,000 included $662,000 of gross unrealized gains and $135,000 gross unrealized losses. These securities may be sold in whole or part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by management.

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

                                                              December 31,
                                                      --------------------------
                                                          2004           2003
                                                      --------------------------
Financial instruments whose contract amounts
  represent credit risk:
  Commitments to extend credit ...................    $40,467,000    $35,066,000
  Standby letters of credit ......................      1,121,000      2,336,000

The commitments to extend credit above are net of participations sold to other banks. Total participations sold to other banks related to the commitments to extend credit were $18,143,000 and $8,668,000 at December 31, 2004 and 2003,
respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the commitments will be sold to other financial intermediaries if drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Banks would be entitled to seek recovery from the customer. At December 31, 2004 and 2003 no amounts have been recorded as liabilities for the Banks' potential obligations under these guarantees.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $434,000 and none as of December 31, 2004 and 2003, respectively. These amounts are classified as loans held for sale and are included in loans at the respective balance sheet dates.

Contingencies:

In the normal course of business, the Banks are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

Contractual Obligations:

The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payments date (dollar amounts in thousands):

                                                                     Payments Due In
                                                 --------------------------------------------------------
                                                 One Year    One to      Three to      Over
                                                 Or Less   Three Year   Five Years   Five Years    Total
                                                 --------------------------------------------------------
Deposits without a stated maturity ...........   $168,975   $     --    $     --      $     --   $168,975
Certificates of deposit ......................     56,376     36,648      14,529         1,207    108,760
Notes payable ................................        600      1,200         300            --      2,100
Securities sold under agreements to repu4,573e        728        584          --         5,885
Federal Home Loan Bank advances (a) ..........      7,100     20,800      11,100         3,916     42,916
Treasury tax and loan open note ..............         74         --          --            --         74
Junior subordinated debentures ...............         --         --          --         4,125      4,125
Purchase obligations (b) .....................        715        860         860           645      3,080
                                                 --------------------------------------------------------
        Total ................................   $238,413   $ 60,236    $ 27,373      $  9,893   $335,915
                                                 ========================================================

Each of the above obligations exclude accrued interest payable, as applicable.

(a) Of the advances maturing after five years, $2,283,000 have options which allow the Company the right, but not the obligation to "put" the advances back to the Federal Home Loan Bank.

(b) The Company's purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology. The actual obligations paid may differ from these amounts due to the portion of such payments which are variable in nature.

Capital:

As previously noted, stockholders' equity increased $280,000 or 1.1% in 2004. The Company had net income of $3,703,000, a decrease in accumulated other comprehensive income of $458,000, cash dividends declared totaling $1,358,000, increase in obligation related to KSOP shares totaling $546,000, and net treasury shares purchased of $1,061,000. Dividends to stockholders were declared at a rate of $.98, $.95, and $.92 per share during the years ended December 31, 2004, 2003, and 2002, respectively.

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

Current Accounting Developments:

The  Company  is  not  aware  of  any  new  accounting  developments  which  are
anticipated  to  have  a  significant  impact  on  the  consolidated   financial
statements.

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

o The economic impact of any future terrorist threats and attacks, and the response of the United States to any such threats and attacks.

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

Quarterly Results of Operations (Unaudited):

In the fourth quarter of 2004, net income was $922,000, compared with $719,000 in the same period of 2003, an increase of 28.2%. The net interest income during the fourth quarter of 2003 was $2,965,000 compared with $2,712,000 for the fourth quarter of 2003. The provision for loan losses in the fourth quarter of 2004 was $30,000 compared with $120,000 in 2003. Other income totaled $833,000 and $647,000 during the fourth quarter of 2004 and 2003, respectively. Other operating expenses of $2,439,000 in the last quarter of 2004 compared with $2,216,000 for the last quarter of 2003. Income tax expense was $407,000 and $304,000 for the final quarter of 2004 and 2003, respectively.

Quarterly results of operations are as follows (dollar amounts in thousands):

                                                                             Quarter Ended
                                                          -------------------------------------------------
                                                          March 31,   June 30,  September 30,  December 31,
                                                            2004        2004        2004           2004
                                                          -------------------------------------------------
Total  interest and dividend income ....................   $4,623      $4,600      $4,631        $4,695
Total  interest expense ................................    1,776       1,713       1,673         1,730
                                                           ------------------------------------------------
Net interest income ....................................    2,847       2,887       2,958         2,965
Provision for loan losses ..............................      170          90         120            30
Other income ...........................................      692         844         795           833
Other expense ..........................................    2,171       2,205       2,239         2,439
                                                           ------------------------------------------------
Income before income taxes .............................    1,198       1,436       1,394         1,329
Applicable income taxes ................................      375         448         424           407
                                                           ------------------------------------------------
Net income .............................................   $  823      $  988      $  970       $   922
                                                           ================================================

Net income per share, basic and diluted ................   $ 0.58      $ 0.71      $ 0.70       $  0.67
                                                           ================================================


                                                                          Quarter Ended
                                                          ------------------------------------------------
                                                          March 31,    June 30,  September    December 31,
                                                            2003        2003        2003         2003
                                                          ------------------------------------------------

Total  interest and dividend income ....................   $5,135      $5,090      $4,869       $4,665
Total  interest expense ................................    2,354       2,251       2,059        1,953
                                                           -------------------------------------------
Net interest income ....................................    2,781       2,839       2,810        2,712
Provision for loan losses ..............................      370          90          65          120
Other income ...........................................      647         765         838          647
Other expense ..........................................    2,200       2,180       2,202        2,216
                                                           -------------------------------------------
Income before income taxes .............................      858       1,334       1,381        1,023
Applicable income taxes ................................      241         390         441          304
                                                           -------------------------------------------
Net income .............................................   $  617      $  944      $  940       $  719
                                                           ===========================================

Net income per share, basic and diluted ................   $ 0.43      $ 0.67      $ 0.66       $ 0.51
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

One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance-sheet contracts. The following table sets forth, at December 31, 2004, an analysis of the Banks' interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ or - 200 basis points, measured in 100 basis point increments).

                                                   Estimated Increase
Change in                                          (Decrease) in NPV
 Interest                    Estimated         ----------------------------
  Rates                      NPV Amount          Amount          Percent
---------------------------------------------------------------------------
(Basis Points)                          (Dollars in Thousands)

+200                          $ 20,692         $ (4,505)               (20%)
+100                            22,902           (2,295)                (9)
 -                              25,197                -                -
-100                            27,986            2,789                 11
-200                            30,878            5,681                 23

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

Item 8.   Financial Statements and Supplementary Data

IOWA FIRST BANCSHARES CORP.

Index to Consolidated Financial Statements





--------------------------------------------------------------------------------
Report of Independent Registered Public Accounting Firm                       28
--------------------------------------------------------------------------------

Financial Statements

   Consolidated balance sheets                                                29
   Consolidated statements of income                                          30
   Consolidated statements of changes in stockholders' equity                 31
   Consolidated statements of cash flows                                 32 - 33
   Notes to consolidated financial statements                            34 - 49

--------------------------------------------------------------------------------

McGladrey & Pullen
Certified Public Accountants



Report of Independent Registered Public Accounting Firm


To the Board of Directors
Iowa First Bancshares Corp.
Muscatine, Iowa

We have audited the accompanying consolidated balance sheets of Iowa First Bancshares Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2004, 2003, and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iowa First Bancshares Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004, 2003, and 2002, in conformity with U.S. generally accepted accounting principles.


/s/ McGladrey & Pullen, LLP


Davenport, Iowa
January 14, 2005




McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.

Iowa First Bancshares Corp. and Subsidiaries

Consolidated Balance Sheets
December 31, 2004 and 2003

Assets                                                                 2004            2003
------------------------------------------------------------------------------------------------
Cash and due from banks (Note 1) ..............................   $  14,730,000    $  12,988,000
Interest-bearing deposits at financial institutions ...........       8,395,000        6,948,000
Federal funds sold ............................................      12,300,000       31,414,000
Investment securities available for sale (Note 3) .............      30,325,000       37,157,000
Loans, net of allowance for loan losses 2004 $3,385,000;
  2003 $3,180,000 (Notes 4, 8, and 14) ........................     280,899,000      266,925,000
Bank premises and equipment, net (Note 5) .....................       7,411,000        6,764,000
Accrued interest receivable ...................................       2,046,000        2,231,000
Life insurance contracts ......................................       4,438,000        4,254,000
Restricted investment securities ..............................       2,659,000        3,028,000
Other assets ..................................................         980,000          705,000
                                                                  ------------------------------
        Total assets ..........................................   $ 364,183,000    $ 372,414,000
                                                                  ==============================

Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing .......................................   $  50,070,000    $  47,549,000
    Interest-bearing ..........................................     227,665,000      230,027,000
                                                                  ------------------------------
        Total deposits (Note 6) ...............................     277,735,000      277,576,000
  Note payable (Note 7) .......................................       2,100,000        2,700,000
  Securities sold under agreements to repurchase (Note 8) .....       5,885,000        4,912,000
  Federal Home Loan Bank advances (Note 8) ....................      42,916,000       52,071,000
  Treasury tax and loan open note (Note 8) ....................          74,000          556,000
  Junior subordinated debentures (Note 9) .....................       4,125,000        4,125,000
  Dividends payable ...........................................         345,000          343,000
  Other liabilities ...........................................       1,769,000        1,723,000
                                                                  ------------------------------
        Total liabilities .....................................     334,949,000      344,006,000
                                                                  ------------------------------

Commitments and Contingencies (Note 13)

Redeemable Common Stock Held by Employee Stock Ownership
  Plan with 401(k) provisions (KSOP) (Note 11) ................       3,517,000        2,971,000
                                                                  ------------------------------

Stockholders' Equity (Note 10):
  Preferred stock, stated value of $1.00 per share; shares
    authorized 500,000; shares issued none ....................              --               --
  Common stock, no par value; shares authorized 6,000,000;
    shares issued 1,832,429; shares outstanding 2004,
    1,382,669; 2003, 1,417,560 ................................         200,000          200,000
  Additional paid-in capital ..................................       4,255,000        4,251,000
  Retained earnings ...........................................      38,416,000       36,071,000
  Accumulated other comprehensive income ......................         330,000          788,000
  Less cost of common shares acquired for the treasury
    2004, 449,760; 2003, 414,869 ..............................     (13,967,000)     (12,902,000)
  Less maximum cash obligation related to KSOP shares (Note 11)      (3,517,000)      (2,971,000)
                                                                  ------------------------------
        Total stockholders' equity ............................      25,717,000       25,437,000
                                                                  ------------------------------
        Total liabilities and stockholders' equity ............   $ 364,183,000    $ 372,414,000
                                                                  ==============================

See Notes to Consolidated Financial Statements.

Iowa First Bancshares Corp. and Subsidiaries

Consolidated Statements of Income
Years Ended December 31, 2004, 2003, and 2002

                                                                 2004          2003          2002
-----------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans, including fees:
    Taxable ...............................................   $16,403,000   $17,216,000   $19,533,000
    Nontaxable ............................................       218,000       137,000       131,000
  Investment securities available for sale:
    Taxable ...............................................       649,000       973,000     1,171,000
    Nontaxable ............................................       654,000       731,000       821,000
  Federal funds sold ......................................       341,000       446,000       533,000
  Restricted investment securities ........................        65,000       113,000       117,000
  Interest-bearing deposits and other .....................       219,000       143,000        71,000
                                                              ---------------------------------------
        Total interest and dividend income ................    18,549,000    19,759,000    22,377,000
                                                              ---------------------------------------

Interest expense:
  Deposits ................................................     3,952,000     4,704,000     5,927,000
  Notes payable ...........................................        90,000       150,000       307,000
  Other borrowed funds ....................................     2,424,000     3,337,000     4,129,000
  Junior subordinated debentures ..........................       426,000       426,000            --
  Company obligated mandatorily redeemable
    preferred securities ..................................            --            --       413,000
                                                              ---------------------------------------
        Total interest expense ............................     6,892,000     8,617,000    10,776,000
                                                              ---------------------------------------
        Net interest income ...............................    11,657,000    11,142,000    11,601,000
Provision for loan losses (Note 4) ........................       410,000       645,000       440,000
                                                              ---------------------------------------
        Net interest income after provision for loan losses    11,247,000    10,497,000    11,161,000
                                                              ---------------------------------------

Other income:
  Trust department ........................................       382,000       311,000       367,000
  Service fees ............................................     1,979,000     1,703,000     1,514,000
  Investment securities gains, net ........................        45,000        22,000        84,000
  Gains on loans sold .....................................       203,000       348,000       212,000
  Corporate owned life insurance ..........................       195,000       214,000       204,000
  Other ...................................................       360,000       299,000       283,000
                                                              ---------------------------------------
        Total other income ................................     3,164,000     2,897,000     2,664,000
                                                              ---------------------------------------

Operating expenses:
  Salaries and employee benefits ..........................     5,259,000     5,000,000     4,913,000
  Occupancy expenses, net .................................       756,000       707,000       674,000
  Equipment expenses ......................................       638,000       618,000       680,000
  Office supplies, printing, and postage ..................       330,000       362,000       342,000
  Computer costs ..........................................       516,000       526,000       506,000
  Advertising and business promotion ......................       177,000       168,000       170,000
  Other operating expenses ................................     1,378,000     1,417,000     1,426,000
                                                              ---------------------------------------
        Total operating expenses ..........................     9,054,000     8,798,000     8,711,000
                                                              ---------------------------------------

        Income before income taxes ........................     5,357,000     4,596,000     5,114,000

Income taxes (Note 12) ....................................     1,654,000     1,376,000     1,544,000
                                                              ---------------------------------------
        Net income ........................................   $ 3,703,000   $ 3,220,000   $ 3,570,000
                                                              =======================================

Net income per common share, basic and diluted ............   $      2.66   $      2.27   $      2.48

Weighted average common shares, basic and diluted .........     1,394,577     1,419,905     1,440,466

Dividends declared per share ..............................   $      0.98   $      0.95   $      0.92

See Notes to Consolidated Financial Statements.

Iowa First Bancshares Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2004, 2003, and 2002

                                                                  Accumulated                  Maximum
                                                                     Other                       Cash
                                           Additional               Compre-                   Obligation     Compre-
                                  Common    Paid-In     Retained    hensive      Treasury     Related to     hensive
                                  Stock     Capital     Earnings     Income       Stock       KSOP Shares    Income       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001 ....  $200,000  $4,265,000  $31,944,000   $858,000  $(11,985,000)  $(2,242,000)              $23,040,000
  Comprehensive income:
    Net income ................        --          --    3,570,000         --            --            --   $3,570,000    3,570,000
    Other comprehensive income,
      net of tax (Note 2) .....        --          --           --    243,000            --            --      243,000      243,000
                                                                                                            ----------
        Comprehensive income ..                                                                             $3,813,000
                                                                                                            ==========
  Cash dividends declared, $.92
    per share .................        --          --   (1,319,000)        --            --            --                (1,319,000)
  Purchase of 34,045 shares of
    common stock for the
    treasury ..................        --          --           --         --      (800,000)           --                  (800,000)
  Sale of 2,086 shares of
    common stock to the KSOP
    and others ................        --     (11,000)          --         --        65,000            --                    54,000
  Change related to KSOP shares
    (Note 11) .................        --          --           --         --            --      (475,000)                 (475,000)
                                 ------------------------------------------------------------------------               ------------
Balance, December 31, 2002 ....   200,000   4,254,000   34,195,000  1,101,000   (12,720,000)   (2,717,000)               24,313,000
  Comprehensive income:
    Net income ................        --          --    3,220,000         --            --            --   $3,220,000    3,220,000
    Other comprehensive (loss),
      net of tax (Note 2) .....        --          --           --   (313,000)           --            --     (313,000)    (313,000)
                                                                                                            ----------
        Comprehensive income ..                                                                             $2,907,000
                                                                                                            ==========
  Cash dividends declared, $.95
    per share .................        --          --   (1,344,000)        --            --            --                (1,344,000)
  Purchase of 8,600 shares of
    common stock for the
    treasury ..................        --          --           --         --      (235,000)           --                  (235,000)
  Sale of 1,715 shares of
    common stock to the KSOP ..        --      (3,000)          --         --        53,000            --                    50,000
  Change related to KSOP shares
    (Note 11) .................        --          --           --         --            --      (254,000)                 (254,000)
                                 ------------------------------------------------------------------------               ------------
Balance, December 31, 2003 ....   200,000   4,251,000   36,071,000    788,000   (12,902,000)   (2,971,000)               25,437,000
  Comprehensive income:
    Net income ................        --          --    3,703,000         --            --            --   $3,703,000    3,703,000
    Other comprehensive (loss),
      net of tax (Note 2) .....        --          --           --   (458,000)           --            --     (458,000)    (458,000)
                                                                                                            ----------
        Comprehensive income ..                                                                             $3,245,000
                                                                                                            ==========
  Cash dividends declared, $.98
    per share .................        --          --   (1,358,000)        --            --            --                (1,358,000)
  Purchase of 36,372 shares of
    common stock for the
    treasury ..................        --          --           --         --    (1,111,000)           --                (1,111,000)
  Sale of 1,481 shares of
    common stock to the KSOP ..        --       4,000           --         --        46,000            --                    50,000
  Change related to KSOP shares
    (Note 11) .................        --          --           --         --            --      (546,000)                 (546,000)
                                 ------------------------------------------------------------------------               -----------
Balance, December 31, 2004 ....  $200,000   $4,255,000 $38,416,000   $330,000  $(13,967,000)  $(3,517,000)              $25,717,000
                                 ========================================================================               ===========

Iowa First Bancshares Corp. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003, and 2002

                                                              2004            2003            2002
------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income ..........................................   $  3,703,000    $  3,220,000    $  3,570,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Proceeds from loans sold ..........................     11,785,000      26,333,000      20,415,000
    Loans underwritten ................................    (12,016,000)    (25,595,000)    (20,593,000)
    Gains on loans sold ...............................       (203,000)       (348,000)       (212,000)
    Provision for loan losses .........................        410,000         645,000         440,000
    Investment securities gains, net ..................        (45,000)        (22,000)        (84,000)
    Depreciation ......................................        575,000         523,000         537,000
    Deferred income taxes .............................        (32,000)        290,000         (37,000)
    Amortization of premiums and accretion
      of discounts on investment securities,
      net .............................................        269,000         184,000          44,000
    Changes in assets and liabilities:
      Decrease in accrued interest receivable .........        185,000         441,000         121,000
      Net (increase) decrease in other assets .........       (148,000)        672,000         397,000
      Net increase (decrease) in other liabilities ....        325,000         (14,000)       (121,000)
                                                           -------------------------------------------
        Net cash provided by operating
        activities ....................................      4,808,000       6,329,000       4,477,000
                                                           -------------------------------------------

Cash Flows from Investing Activities:
  Net (increase) in interest-bearing deposits
    at financial institutions .........................     (1,447,000)     (5,157,000)       (171,000)
  Net (increase) decrease in federal funds sold .......     19,114,000        (814,000)        400,000
  Proceeds from sales of available for sale securities       2,548,000         516,000       4,013,000
  Proceeds from maturities, calls, and
    paydowns of securities available for sale .........     15,818,000      10,002,000      12,307,000
  Purchase of securities available for sale ...........    (12,488,000)    (10,241,000)     (9,520,000)
  Net (increase) decrease in loans ....................    (14,052,000)      5,839,000      (1,824,000)
  Purchases of bank premises and equipment ............     (1,222,000)     (1,984,000)       (785,000)
  Purchases of life insurance contracts ...............             --        (100,000)       (405,000)
  Increase in cash value of life insurance
    contracts .........................................       (184,000)       (201,000)       (187,000)
  (Purchases) sales of restricted investment securities        369,000         929,000         (89,000)
                                                          --------------------------------------------
        Net cash provided by (used in) investing
        activities ....................................   $  8,456,000    $ (1,211,000)   $  3,739,000
                                                          --------------------------------------------

                                   (Continued)

Iowa First Bancshares Corp. and Subsidiaries

Years Ended December 31, 2004, 2003, and 2002

                                                             2004             2003           2002
-----------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Net increase in noninterest-bearing deposits .......   $  2,521,000    $  2,256,000    $  3,128,000
  Net increase (decrease) in interest-bearing deposits     (2,362,000)      4,898,000        (230,000)
  Repayment of notes payable .........................       (600,000)     (3,922,000)     (2,119,000)
  Proceeds from note payable .........................             --       3,322,000              --
  Net increase (decrease) in securities sold
    under agreements to repurchase ...................        973,000      (1,679,000)      1,523,000
  Advances from Federal Home Loan Bank ...............      1,000,000      10,550,000       7,100,000
  Payments of advances from Federal Home
  Loan Bank ..........................................    (10,155,000)    (23,088,000)    (13,197,000)
  Net increase (decrease) in treasury tax and
    loan open note ...................................       (482,000)       (229,000)        163,000
  Cash dividends paid ................................     (1,356,000)     (1,336,000)     (1,315,000)
  Purchases of common stock for the treasury .........     (1,111,000)       (235,000)       (800,000)
  Proceeds from issuance of common stock .............         50,000          50,000         153,000
                                                         --------------------------------------------
        Net cash (used in) financing
        activities ...................................    (11,522,000)     (9,413,000)     (5,594,000)
                                                         --------------------------------------------

        Net increase (decrease) in cash and
        due from banks ...............................      1,742,000      (4,295,000)      2,622,000

Cash and due from banks:
  Beginning ..........................................     12,988,000      17,283,000      14,661,000
                                                         --------------------------------------------
  Ending .............................................   $ 14,730,000    $ 12,988,000    $ 17,283,000
                                                         ============================================

Supplemental Disclosures of Cash Flow
  Information, cash payments for:
  Interest ...........................................   $  6,954,000    $  8,723,000    $ 10,963,000
  Income taxes .......................................      1,558,000       1,191,000       1,619,000

Supplemental Schedule of Noncash Investing
  and Financing Activities:
  Change in accumulated other comprehensive
    income, unrealized gains (losses) on securities
    available for sale, net ..........................       (458,000)       (313,000)        243,000
  (Increase) in maximum cash obligation related
    to KSOP shares ...................................       (546,000)       (254,000)       (475,000)
  Transfers of loans to other real estate owned ......        102,000         123,000         547,000

See Notes to Consolidated Financial Statements.

Iowa First Bancshares Corp. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

Iowa First Bancshares Corp. (the "Company") is a bank holding company headquartered in Muscatine, Iowa. The Company owns the outstanding stock of two national banks, First National Bank of Muscatine and First National Bank in Fairfield (the "Banks"). First National Bank of Muscatine has a total of six locations in Muscatine, Iowa. First National Bank in Fairfield has two locations in Fairfield, Iowa. Each bank is engaged in the general commercial banking business and provides full service banking to individuals and businesses, including checking, savings, money market and time deposit accounts, commercial loans, consumer loans, real estate loans, safe deposit facilities, transmitting of funds, trust services, and such other banking services as are usual and customary for commercial banks. The Company also owns the outstanding stock of Iowa First Capital Trust I, which was capitalized in March 2001 for the purpose of issuing company obligated mandatorily redeemable preferred securities.

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

Principles of consolidation: As of and for the years ended December 31, 2004 and 2003, the accompanying consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries, except Iowa First Capital Trust I, which under current accounting rules, no longer meets the criteria for consolidation. For prior periods presented, the accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and due from banks: The Banks are required by federal banking regulations to maintain certain cash and due from bank reserves. The reserve requirement was approximately $3,474,000 and $3,251,000 as of December 31, 2004 and 2003,
respectively.

Investment securities available for sale: Securities available for sale are accounted for at fair value and the unrealized holding gains or losses are presented as a separate component of accumulated other comprehensive income, net of their deferred income tax effect. Realized gains and losses, determined using the specific-identification method, are included in earnings.

Declines in the fair value of individual available for sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses.

Premiums and discounts are recognized in interest income using the interest method over the expected life of the security. There were no investments held to maturity or for trading purposes as of December 31, 2004 or 2003.

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

Common stock held by KSOP: The Company's maximum cash obligation related to these shares is classified outside stockholders' equity because the shares are not readily traded and could be put back to the Company for cash.

Trust assets: Trust assets (other than cash deposits) held by the Banks in fiduciary or agency capacities for its customers are not included in the accompanying consolidated balance sheets since such items are not assets of the Banks.

Earnings per share: Basic earnings per share are arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. There were no common stock equivalents outstanding during the years ended December 31, 2004, 2003, and 2002.

Current accounting developments: The Company is not aware of any new accounting developments which are anticipated to have a significant impact on the consolidated financial statements.

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

Other comprehensive income (loss) is comprised as follows:

                                                                        Tax
                                                          Before      Expense         Net
                                                           Tax       (Benefit)      of Tax
                                                        -----------------------------------
                                                            Year Ended December 31, 2004
                                                        -----------------------------------
Unrealized gains (losses) on securities
  available for sale:
  Unrealized holding (losses) arising during
    the year ........................................   $(685,000)   $(255,000)   $(430,000)
  Less reclassification adjustment for gains
    included in net income ..........................      45,000       17,000       28,000
                                                        -----------------------------------
        Other comprehensive (loss) ..................   $(730,000)   $(272,000)   $(458,000)
                                                        ===================================

                                                            Year Ended December 31, 2003
                                                        -----------------------------------
Unrealized gains (losses) on securities
  available for sale:
  Unrealized holding (losses) arising during
    the year ........................................   $(477,000)   $(178,000)   $(299,000)
  Less reclassification adjustment for gains
    included in net income ..........................      22,000        8,000       14,000
                                                        -----------------------------------
        Other comprehensive (loss) ..................   $(499,000)   $(186,000)   $(313,000)
                                                        ===================================

                                                             Year Ended December 31, 2002
                                                        -----------------------------------
Unrealized gains on securities available
  for sale:
  Unrealized holding gains arising during
    the year ........................................   $ 473,000    $ 178,000    $ 295,000
  Less reclassification adjustment for gains
    included in net income ..........................      84,000       32,000       52,000
                                                        -----------------------------------
        Other comprehensive income ..................   $ 389,000    $ 146,000    $ 243,000
                                                        ===================================

Note 3. Investment Securities Available for Sale

The amortized cost and fair value of investment securities available for sale as of December 31, 2004 and 2003 are summarized as follows:

                                                                     Gross           Gross
                                    Amortized      Unrealized      Unrealized        Fair
                                       Cost          Gains          (Losses)         Value
                                   -----------------------------------------------------------
                                                         December 31, 2004
                                   -----------------------------------------------------------
U.S. government agencies .......   $ 17,156,000   $     18,000    $   (120,000)   $ 17,054,000
Mortgage-backed securities .....        393,000          3,000         (14,000)        382,000
State and political subdivisions     12,249,000        641,000          (1,000)     12,889,000
                                   -----------------------------------------------------------
                                   $ 29,798,000   $    662,000    $   (135,000)   $ 30,325,000
                                   ===========================================================

All securities which have unrealized losses as of December 31, 2004 have been in that unrealized loss position for less than 12 months. Those securities include U.S. government agencies with a fair value of $13,477,000 and unrealized losses of $120,000, mortgage-backed securities with a fair value of $382,000 and unrealized losses of $14,000, and state and political subdivision securities with a fair value of $218,000 and unrealized losses of $1,000. For all of those investment securities, the unrealized losses are generally due to changes in interest rates and, as such, are considered to be temporary, by the Company.

                                                    Gross           Gross
                                    Amortized     Unrealized      Unrealized         Fair
                                      Cost          Gains          (Losses)          Value
                                   -----------------------------------------------------------
                                                         December 31, 2003
                                   -----------------------------------------------------------
U.S. government agencies .......   $ 20,095,000   $    273,000    $     (1,000)   $ 20,367,000
Mortgage-backed securities .....        571,000          6,000          (2,000)        575,000
State and political subdivisions     14,038,000        941,000              --      14,979,000
Corporate obligations ..........      1,196,000         40,000              --       1,236,000
                                   -----------------------------------------------------------
                                   $ 35,900,000   $  1,260,000    $     (3,000)   $ 37,157,000
                                   ===========================================================

All securities which have unrealized losses as of December 31, 2003 have been in that unrealized loss position for less than 12 months. Those securities included U.S. government agencies with a fair value of $558,000 and unrealized losses of $1,000 and mortgage-backed securities with a fair value of $444,000 and unrealized losses of $2,000. For all of those investment securities, the unrealized losses were generally due to changes in interest rates and, as such, were considered to be temporary, by the Company.

The amortized cost and fair value of investment securities available for sale as of December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities for mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

                                                       Amortized       Fair
                                                          Cost         Value
                                                      --------------------------
Securities available for sale:
  Due in one year or less ........................    $ 5,189,000    $ 5,218,000
  Due after one year through five years ..........     19,683,000     19,927,000
  Due after five years through ten years .........      2,789,000      2,930,000
  Due after ten years ............................      1,744,000      1,868,000
                                                      --------------------------
                                                       29,405,000     29,943,000
  Mortgage-backed securities .....................        393,000        382,000
                                                      --------------------------
                                                      $29,798,000    $30,325,000
                                                      ==========================

Investment securities with a carrying value of $14,374,000 and $11,511,000 as of December 31, 2004 and 2003, respectively, are pledged on securities sold under agreements to repurchase, trust deposits, and for other purposes as required or permitted by law.

All sales of securities during the years ended December 31, 2004, 2003, and 2002 were from securities identified as available for sale. Information on proceeds received, as well as the gross gains and losses from the sale of those securities is as follows for the years ended December 31, 2004, 2003, and 2002:

                                               2004          2003         2002
                                            ------------------------------------

Proceeds from sales of securities .......   $2,548,000   $  516,000   $4,013,000
Gross gains from sales of securities ....       61,000       22,000       86,000
Gross losses from sales of securities ...       16,000           --        2,000

Note 4. Loans

The composition of loans is summarized as follows:

                                                            December 31,
                                                   ----------------------------
                                                        2004           2003
                                                   ----------------------------

Commercial .....................................   $123,079,000    $113,811,000
Agricultural ...................................     23,320,000      25,154,000
Real estate:
  Construction .................................     10,508,000      10,165,000
  Mortgage .....................................    106,377,000     102,893,000
  Tax exempt, mortgage .........................      5,594,000       3,897,000
Installment ....................................     14,940,000      13,891,000
Other ..........................................        466,000         294,000
                                                   ----------------------------
        Total loans ............................    284,284,000     270,105,000
Less allowance for loan losses .................      3,385,000       3,180,000
                                                   ----------------------------
                                                   $280,899,000   $ 266,925,000
                                                   ============================

Included in real estate mortgage loans above are loans held for sale of $434,000 and none as of December 31, 2004 and 2003, respectively.

Loans considered to be impaired are as follows:

                                                              December 31,
                                                         -----------------------
                                                            2004         2003
                                                         -----------------------
Impaired loans for which an allowance has been
  provided ...........................................   $2,464,000   $2,453,000
                                                         =======================

Allowance provided for impaired loans, included in the
  allowance for loan losses ..........................   $  525,000   $  639,000
                                                         =======================

There are no impaired loans for which an allowance has not been provided.

The average recorded investment in impaired loans during 2004 and 2003 was $2,632,000 and $2,230,000, respectively. Interest income on impaired loans of $53,000, $66,000, and $269,000 was recognized for cash payments received in 2004, 2003, and 2002, respectively.

Nonaccruing loans totaled $1,668,000 and $2,123,000 at December 31, 2004 and 2003, respectively. Interest income in the amount of $76,000, $139,000, and $100,000 would have been earned on the nonaccrual loans had they been performing loans in accordance with their original terms during the years ended December 31, 2004, 2003, and 2002, respectively. The interest collected on loans designated as nonaccrual loans and included in income for the years ended December 31, 2004, 2003, and 2002 totaled $52,000, $78,000, and $30,000, respectively. Nonaccrual loans include impaired loans (presented in the table above) of $1,125,000 and $1,646,000 as of December 31, 2004 and 2003,
respectively.

Loans past due 90 days or more and still accruing interest totaled $207,000 and $215,000 as of December 31, 2004 and 2003, respectively.

Changes in the allowance for loan losses are summarized as follows:

                                                   Year Ended December 31,
                                          --------------------------------------
                                              2004         2003          2002
                                          --------------------------------------

Beginning balance ....................    $3,180,000    $3,304,000    $3,182,000
  Provisions charged to expense ......       410,000       645,000       440,000
  Recoveries .........................        68,000        51,000        53,000
                                          --------------------------------------
                                           3,658,000     4,000,000     3,675,000
  Loans charged off ..................       273,000       820,000       371,000
                                          --------------------------------------
Ending balance .......................    $3,385,000    $3,180,000    $3,304,000
                                          ======================================

The Company retains mortgage loan servicing on loans sold into the secondary market which are not included in the accompanying consolidated balance sheets. The unpaid principal balance on these loans was $42,563,000 and $39,149,000 as of December 31, 2004 and 2003, respectively. Custodial escrow balances maintained in connection with these loans were approximately $218,000 and $177,000 as of December 31, 2004 and 2003, respectively.

Note 5.  Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

                                       Years of
                                        Useful
                                        Lives                December 31,
                                     -------------------------------------------
                                                         2004           2003
                                                     ---------------------------

Land ...........................                     $ 1,136,000     $ 1,136,000
Bank premises ..................           10-40       8,532,000     $ 7,917,000
Leasehold improvements .........            5-15         122,000         122,000
Furniture and equipment ........            5-15       3,912,000       3,303,000
                                                     ---------------------------
                                                      13,702,000      12,478,000
Accumulated depreciation .......                       6,291,000       5,714,000
                                                     ---------------------------
                                                     $ 7,411,000     $ 6,764,000
                                                     ===========================

Note 6.  Deposits

The composition of deposits is summarized as follows:

                                                             December 31,
                                                     ---------------------------
                                                         2004          2003
                                                     ---------------------------

Demand ........................................      $ 99,958,000   $100,662,000
NOW accounts ..................................        44,058,000     40,699,000
Savings .......................................        24,959,000     24,802,000
Time certificates .............................       108,760,000    111,413,000
                                                     ---------------------------
                                                     $277,735,000   $277,576,000
                                                     ===========================

Included in interest-bearing deposits are certificates of deposit with a minimum denomination of $100,000 totaling $24,136,000 and $23,986,000 as of December 31, 2004 and 2003, respectively.

At December 31, 2004, the scheduled maturities of all certificates of deposit are as follows:

Year ending December 31:
  2005                                                     $ 56,376,000
  2006                                                       24,935,000
  2007                                                       11,713,000
  2008                                                        6,217,000
  2009                                                        8,312,000
  Thereafter                                                  1,207,000
                                                          -------------
                                                          $ 108,760,000
                                                          =============

Note 7.  Note Payable

Note payable is summarized as follows:

                                                              December 31,
                                                        ------------------------
                                                           2004          2003
                                                        ------------------------
Revolving note payable to a bank, interest variable
  at prime rate minus one percent with a floor rate
  of 3.25% and a ceiling rate of 5.25%, due May 1,
  2008, with annual principal installments of
  $600,000, secured by stock of subsidiary  banks
  of the Company...................................     $2,100,000    $2,700,000
                                                        ========================

The Company's above-referenced revolving note payable includes an unused $1,700,000 line of credit, in addition to the $2,100,000 balance outstanding, as of December 31, 2004.

The note payable includes certain restrictive covenants regarding the Company's net worth and regulatory capital.

Note 8. Other Borrowed Funds

Other borrowed funds consist of the following:

                                                            December 31,
                                                    ----------------------------
                                                        2004             2003
                                                    ----------------------------

Securities sold under agreements to
  repurchase .................................      $ 5,885,000      $ 4,912,000
Federal Home Loan Bank advances ..............       42,916,000       52,071,000
Treasury tax and loan open note ..............           74,000          556,000

The securities sold under agreements to repurchase represent agreements with customers of the Banks which are collateralized with securities of the Banks held by the Federal Home Loan Bank of Des Moines. The Federal Home Loan Bank may sell, loan, or otherwise dispose of such securities to other parties in the normal course of their operations with prior written approval of the Banks, and have agreed to resell to the Banks substantially identical securities at the maturities of the agreements. At December 31, 2004, all but $584,000 of the securities sold under agreements to repurchase mature within twelve months. All of this $584,000 matures within two years. At December 31, 2003, all but $1,273,000 of the securities sold under agreements to repurchase had maturities within twelve months. Of this $1,273,000, $716,000 was scheduled to mature within two years and the remaining $557,000 within three years.

Additional information concerning securities sold under agreements to repurchase follows:

                                                             December 31,
                                                      --------------------------
                                                          2004          2003
                                                      --------------------------

Daily average amount outstanding during the year ...  $ 5,974,000    $ 5,615,000
Maximum outstanding as of any month-end ............    7,135,000      6,685,000

Weighted average interest rate during the year .....        1.55%          2.06%
Weighted average interest rate at the end
  of the year ......................................        1.65%          1.74%

Securities underlying the agreements at the end
  of the year, carrying and fair value .............  $10,065,000    $10,342,000

Advances from the Federal Home Loan Bank as of December 31, 2004 bear interest and are due as follows:

                                                         Weighted
                                                          Average
                                                         Interest
                                                          Rate at
                                                         Year-End   Balance Due
                                                         -----------------------
Year ending December 31:
2005                                                       4.92%     $ 7,100,000
2006                                                       4.93       12,750,000
2007                                                       4.07        8,050,000
2008                                                       4.50        7,700,000
2009                                                       5.64        3,400,000
Thereafter                                                 4.73        3,916,000
                                                                    ------------
                                                                    $ 42,916,000
                                                                    ============

As of December 31, 2003, the Company had advances from the Federal Home Loan Bank totaling $52,071,000 with maturities ranging from 2004 to 2018 and weighted average interest rates ranging from 4.12% to 6.27%.

Federal Home Loan Bank advances are collateralized by Federal Home Loan Bank stock, included in restricted investment securities on the balance sheet, totaling $2,503,000 and $2,872,000 as of December 31, 2004 and 2003,
respectively. Additionally, first mortgage loans of approximately $82,696,000 and $78,540,000 as of December 31, 2004 and 2003, respectively, are pledged as collateral on Federal Home Loan Bank advances.

The treasury tax and loan open note represents overnight borrowings from the Federal Reserve Bank system.

Note 9. Junior Subordinated Debentures and Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures

Junior subordinated debentures:

Junior subordinated debentures are due to Iowa First Capital Trust I, a 100% owned non-consolidated subsidiary of the Company. The debentures were issued in 2001 in conjunction with the Trust's issuance of 4,000 shares of company obligated mandatorily redeemable preferred securities. The debentures bear the same interest rate and terms as the preferred securities, detailed later in this note.

The debentures are included on the balance sheet as liabilities; however for regulatory purposes, at the present time, $4,000,000, representing the entire amount of the trust's capital securities, is allowed in the calculation of Tier I capital.

Company obligated mandatorily redeemable preferred securities:

On March 28, 2001, the Company issued 4,000 shares totaling $4,000,000 of company obligated mandatorily redeemable preferred securities of Iowa First Capital Trust I. The securities provide for cumulative cash distributions calculated at a 10.18% annual rate. The Company may, at one or more times, defer interest payments on the capital securities for up to 10 consecutive semi-annual periods, but not beyond June 8, 2031. At the end of the deferral period, all accumulated and unpaid distributions will be paid. The capital securities will be redeemed on June 8, 2031; however, the Company has the option to shorten the maturity date to a date not earlier than June 8, 2011. The redemption price begins at 105.09% to par and is reduced 51 basis points each year until June 8, 2021 when the capital securities can be redeemed at par. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Company's indebtedness and senior to the Company's capital stock. For periods prior to December 31, 2003, the capital securities were included in the consolidated balance sheets as a liability with the cash distributions included in interest expense.

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

Quantitative measures established by regulation to ensure capital adequacy require the Entities to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Entities meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately or well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the Banks' categories.

The Company and Banks' actual capital amounts and ratios are presented in the following table.

                                                                                               To be Well
                                                                                           Capitalized under
                                                                       For Capital         Prompt Corrective
                                                  Actual            Adequacy Purposes      Action Provisions
                                            -------------------    -------------------    ---------------------
                                              Amount      Ratio        Amount     Ratio       Amount      Ratio
                                            -------------------------------------------------------------------
As of December 31, 2004
Total Capital (to Risk-Weighted Assets):
  Consolidated ..........................   $35,831,000   13.4%    $21,425,000 >=  8.0%            N/A      N/A
  First National Bank of Muscatine ......    28,637,000   14.5      15,769,000 >=  8.0     $19,711,000  >= 10.0%
  First National Bank in Fairfield ......     9,373,000   12.2       6,213,000 >=  8.0       7,767,000  >= 10.0

Tier 1 Capital (to Risk-Weighted Assets):
  Consolidated ..........................    32,479,000   12.1      10,730,000 >=  4.0             N/A      N/A
  First National Bank of Muscatine ......    26,173,000   13.3       7,885,000 >=  4.0      11,827,000  >=  6.0
  First National Bank in Fairfield ......     8,495,000   10.9       3,107,000 >=  4.0       4,660,000  >=  6.0

Tier 1 Capital (to Average Assets):
  Consolidated ..........................    32,479,000    8.7      14,911,000 >=  4.0             N/A      N/A
  First National Bank of Muscatine ......    26,173,000    9.6      10,850,000 >=  4.0      13,562,000  >=  5.0
  First National Bank in Fairfield ......     8,495,000    8.4       4,042,000 >=  4.0       5,052,000  >=  5.0

As of December 31, 2003
Total Capital (to Risk-Weighted Assets):
  Consolidated ..........................   $34,375,000   13.0%    $21,124,000 >=  8.0%            N/A      N/A
  First National Bank of Muscatine ......    27,837,000   14.6      15,286,000 >=  8.0     $19,107,000  >= 10.0%
  First National Bank in Fairfield ......     9,134,000   12.7       5,766,000 >=  8.0       7,208,000  >= 10.0

Tier 1 Capital (to Risk-Weighted Assets):
  Consolidated ..........................    31,195,000   11.8      10,562,000 >=  4.0             N/A      N/A
  First National Bank of Muscatine ......    25,447,000   13.3       7,643,000 >=  4.0      11,464,000  >=  6.0
  First National Bank in Fairfield ......     8,473,000   11.8       2,883,000 >=  4.0       4,325,000  >=  6.0

Tier 1 Capital (to Average Assets):
  Consolidated ..........................    31,195,000    8.2      15,274,000 >=  4.0             N/A      N/A
  First National Bank of Muscatine ......    25,447,000    9.1      11,161,000 >=  4.0      13,952,000  >=  5.0
  First National Bank in Fairfield ......     8,473,000    8.3       4,093,000 >=  4.0       5,116,000  >=  5.0

Current banking law limits the amount of dividends banks can pay. As of December 31, 2004, amounts available for payment of dividends were $2,349,000 and $465,000 for First National Bank of Muscatine and First National Bank in Fairfield, respectively. Regardless of formal regulatory restrictions the Banks may not pay dividends which would result in their capital levels being reduced below the minimum requirements shown above. Note 11.

Employee Benefits

The Company and bank subsidiaries sponsor an Employee Stock Ownership Plan with 401(k) provisions (KSOP). This plan owns 97,562 shares of the Company as of December 31, 2004 and covers substantially all employees who have reached the age of 21 and worked at least 1,000 hours any year. The Company and subsidiary banks match 50% of the amount an employee contributes to the plan up to a maximum of 6% of the employee's pay. Additionally, the Company and subsidiary banks may make profit sharing contributions to the plan which are allocated to the accounts of participants in the plan on the basis of total relative compensation. The amounts expensed for the years ended December 31, 2004, 2003, and 2002 were $327,000, $325,000, and $319,000, respectively.

An employee, upon termination of employment, has the option of retaining ownership of shares vested pursuant to the plan or selling such shares to the Company. Since the shares of common stock held by the KSOP are not readily traded, the Company has reflected the maximum cash obligation related to those securities outside of stockholders' equity. As of December 31, 2004, 97,562 shares held by the KSOP, at a fair value of $36.05 per share, have been reclassified from stockholders' equity to mezzanine capital.

The Company has entered into deferred compensation agreements with certain directors and executive officers of the Company and the Banks. Under the provisions of the agreements, the directors and officers may defer a portion of their compensation each year. Based upon individual performance, if Board established performance targets are met, a match of up to 50% of the officers' deferrals may be paid by the Company. Related to the agreements, the Company has purchased various life insurance contracts. Interest on deferrals is computed at an annual rate equal to the taxable equivalent (determined using the Company's highest marginal tax bracket) of the highest yielding insurance contract purchased by the Company related to the agreements. At December 31, 2004, the rate was 9%. Upon retirement, the director or officer will receive the deferral balance in 180 equal monthly installments. During the years ended December 31, 2004, 2003, and 2002, the Company expensed $175,000, $152,000, and $134,000, respectively, related to the agreements. As of December 31, 2004 and 2003, the liability related to the agreements was $669,000 and $494,000, respectively. During the years ended December 31, 2004, 2003, and 2002, total cash payouts pursuant to the agreements totaled none, none, and $35,000, respectively.

Note 12. Income Taxes

The components of income tax expense are as follows:

                                                Year Ended December 31,
                                     ------------------------------------------
                                         2004            2003           2002
                                     ------------------------------------------

Currently paid or payable .......    $ 1,686,000     $ 1,086,000    $ 1,581,000
Deferred income taxes ...........        (32,000)        290,000        (37,000)
                                     ------------------------------------------
                                     $ 1,654,000     $ 1,376,000    $ 1,544,000
                                     ==========================================

Income tax expense differs from the amount computed by applying the federal income tax rate to income before income taxes. The reasons for this difference are as follows:

                                                                Year Ended December 31,
                                      -------------------------------------------------------------------------
                                                2004                     2003                    2002
                                      -----------------------  -----------------------  -----------------------
                                                        % Of                     % Of                     % Of
                                        Dollar         Pretax    Dollar         Pretax    Dollar         Pretax
                                        Amount         Income    Amount         Income    Amount         Income
                                      -------------------------------------------------------------------------
Computed "expected" income tax
  expense .........................   $ 1,875,000       35.0%  $ 1,609,000       35.0%  $ 1,790,000       35.0%
Effect of graduated tax rate ......       (54,000)      (1.0)      (46,000)      (1.0)      (51,000)      (1.0)
Tax exempt interest and dividend
  income, net .....................      (301,000)      (5.6)     (293,000)      (6.4)     (308,000)      (6.0)
State income taxes, net ...........       177,000        3.3       152,000        3.3       169,000        3.3
Increase in cash surrender value of
  life insurance contracts ........       (66,000)      (1.2)      (69,000)      (1.5)      (64,000)      (1.2)
Other .............................        23,000        0.4        23,000        0.5         8,000        0.1
                                      -------------------------------------------------------------------------
                                      $ 1,654,000       30.9%  $ 1,376,000       29.9%  $ 1,544,000       30.2%
                                      =========================================================================

Net deferred taxes, included in other assets/liabilities on the consolidated balance sheets, consist of the following components as of December 31:

                                                          2004           2003
                                                       ------------------------
Deferred tax assets:
  Allowance for loan losses ......................     $ 576,000      $ 500,000
  Deferred compensation ..........................       249,000        184,000
                                                       ------------------------
                                                         825,000        684,000
                                                       ------------------------
Deferred tax liabilities:
  Securities available for sale ..................      (197,000)      (469,000)
  Bank premises and equipment ....................      (485,000)      (406,000)
  Net deferred loan origination fees .............       (77,000)       (64,000)
  Other ..........................................       (41,000)       (24,000)
                                                       ------------------------
                                                        (800,000)      (963,000)
                                                       ------------------------
        Net deferred tax assets (liabilities) ....     $  25,000      $(279,000)
                                                       ========================

The change in deferred income taxes was reflected in the financial statements as follows for the years ended December 31, 2004, 2003, and 2002:

                                               2004         2003         2002
                                            -----------------------------------

Provision for income taxes ..............   $ (32,000)   $ 290,000    $ (37,000)
Statement of stockholders' equity,
  accumulated other comprehensive
  income ................................    (272,000)    (186,000)     146,000
                                            -----------------------------------
                                            $(304,000)   $ 104,000    $ 109,000
                                            ===================================

Note 13. Commitments and Contingencies

Financial instruments with off-balance-sheet risk: The Banks are parties to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

                                                             December 31,
                                                       -------------------------
                                                          2004          2003
                                                       -------------------------
Financial instruments whose contract
  amounts represent credit risk:
  Commitments to extend credit .................       $40,467,000   $35,066,000
  Standby letters of credit ....................         1,121,000     2,336,000

The commitments to extend credit above are net of participations sold to other banks. Total participations sold to other banks related to the commitments to extend credit were $18,143,000 and $8,668,000 at December 31, 2004 and 2003,
respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon and some of the commitments will be sold to other financial intermediaries if drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold collateral, which may include accounts receivable, inventory, property and equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary on the previous page. If the commitment is funded, the Banks would be entitled to seek recovery from the customer. At December 31, 2004 and 2003, no amounts have been recorded as liabilities for the Banks' potential obligations under these guarantees.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of $434,000 and none as of December 31, 2004 and 2003, respectively. These amounts are classified as loans held for sale and are included in loans at the respective balance sheet dates.

Concentration of credit risk: The Banks grant commercial, real estate, and installment loans to customers in the Banks' primary market area of Iowa, with most loans concentrated in the Iowa counties of Muscatine and Jefferson. The Banks have reasonably diversified loan portfolios, as set forth in Note 4. The distribution of commitments to extend credit and standby letters of credit approximates the distribution of loans outstanding. The Banks' policies for requiring collateral are consistent with prudent lending practices and anticipate the potential for economic fluctuations. Collateral varies but may include accounts receivable, inventory, property and equipment, residential real estate properties, and income producing commercial properties. It is the policy of the Banks to file financing statements and mortgages covering collateral pledged.

Aside from cash on-hand and in-vault, the Company's cash is maintained at correspondent banks. The total amount of cash on deposit, certificates of deposit, and federal funds sold with correspondent banks exceeded federal insured limits by $12,985,000 and $26,714,000 as of December 31, 2004 and 2003,
respectively. In the opinion of management, no material risk of loss exists due to the correspondent banks' financial condition and the fact they are all well capitalized.

Contingencies: In the normal course of business, the Banks are involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's consolidated financial statements.

Commitments: The Company has entered into contracts for information technology services for the Banks. These contracts provide for payments of approximately $430,000 in each of the next six and one half years. The actual amounts paid may differ from these amounts due to the portion of such payments which are variable in nature.

Note 14.  Related Party Matters

Senior officers and directors of the Company and the Banks, principal holders of equity securities of the Company, and their associates were indebted to the Banks for loans made in the ordinary course of business. Such loans are on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. As of December 31, 2004, none of these loans are classified as nonaccrual, past due, or restructured.

The activity in such loans during the years ended December 31, 2004 and 2003 is as follows:

                                                 2004                   2003
                                             ----------------------------------

Balance, beginning .................         $ 13,805,000          $ 13,475,000
  Additions ........................            6,149,000             7,872,000
  Repayments .......................           (5,691,000)           (7,542,000)
                                             ----------------------------------
Balance, ending ....................         $ 14,263,000          $ 13,805,000
                                             ==================================

Note 15. Fair Value of Financial Instruments

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

Notes payable, securities sold under agreements to repurchase and treasury tax and loan open note: For variable rate debt and short-term instruments, the carrying amount is a reasonable estimate of fair value. The fair value of securities sold under agreements to repurchase with maturities of over one month is estimated using discounted cash flow analysis, using interest rates available on similar borrowings.

Federal Home Loan Bank advances and junior subordinated debentures: The fair value of Federal Home Loan Bank advances and junior subordinated debentures is estimated using a discounted cash flow analysis, employing interest rates currently being offered on similar borrowings.

Commitments to extend credit and standby letters of credit: The fair value of these commitments is not material.

The carrying values and estimated fair values of financial instruments as of December 31, 2004 and 2003 are summarized as follows:

                                                2004                          2003
                                     --------------------------------------------------------
                                       Carrying      Estimated       Carrying      Estimated
                                         Value       Fair Value        Value       Fair Value
                                     --------------------------------------------------------
Financial Assets:
  Cash and due from banks ........   $ 14,730,000   $ 14,730,000   $ 12,988,000   $ 12,988,000
  Interest-bearing deposits at
    financial institutions .......      8,395,000      8,342,000      6,948,000      6,963,000
  Federal funds sold .............     12,300,000     12,300,000     31,414,000     31,414,000
  Investment securities
    available for sale ...........     30,325,000     30,325,000     37,157,000     37,157,000
  Loans, net of allowance ........    280,899,000    282,843,000    266,925,000    272,905,000
  Accrued interest receivable ....      2,046,000      2,046,000      2,231,000      2,231,000
  Restricted investment securities      2,659,000      2,659,000      3,028,000      3,028,000

Financial Liabilities:
  Deposits .......................    277,735,000    278,096,000    277,576,000    279,015,000
  Notes payable ..................      2,100,000      2,100,000      2,700,000      2,700,000
  Securities sold under
    agreements to repurchase .....      5,885,000      5,890,000      4,912,000      4,943,000
  Federal Home Loan Bank
    advances .....................     42,916,000     44,061,000     52,071,000     54,621,000
  Treasury tax and loan open note          74,000         74,000        556,000        556,000
  Junior subordinated debentures .      4,125,000      5,024,000      4,125,000      4,714,000
  Accrued interest payable .......        412,000        412,000        474,000        474,000

Note 16.  Parent Company Only Condensed Financial Information

The following is condensed financial information of Iowa First Bancshares Corp. (parent company only):

                                 Balance Sheets
                              (Parent Company Only)

                                                                  December 31,
                                                         ----------------------------
Assets                                                       2004            2003
                                                         ----------------------------

Cash .................................................   $    382,000    $    348,000
Investment in subsidiaries ...........................     35,548,000      35,258,000
Other assets .........................................        235,000         228,000
                                                         ----------------------------
        Total assets .................................   $ 36,165,000    $ 35,834,000
                                                         ============================

Liabilities and Stockholders' Equity

Liabilities:
  Notes payable ......................................   $  2,100,000    $  2,700,000
  Junior subordinated debentures .....................      4,125,000       4,125,000
  Other liabilities ..................................        706,000         601,000
                                                         ----------------------------
                                                            6,931,000       7,426,000
                                                         ----------------------------

Redeemable Common Stock Held by KSOP .................      3,517,000       2,971,000
                                                         ----------------------------

Stockholders' Equity:
  Common stock .......................................        200,000         200,000
  Additional paid-in capital .........................      4,255,000       4,251,000
  Retained earnings ..................................     38,416,000      36,071,000
  Accumulated other comprehensive income .............        330,000         788,000
  Less cost of common shares acquired for the treasury    (13,967,000)    (12,902,000)
  Less maximum cash obligation related to KSOP shares      (3,517,000)     (2,971,000)
                                                         ----------------------------
        Total stockholders' equity ...................     25,717,000      25,437,000
                                                         ----------------------------
        Total liabilities and stockholders' equity ...   $ 36,165,000    $ 35,834,000
                                                         ============================

                              Statements of Income
                              (Parent Company Only)

                                                              Year Ended December 31,
                                                   -----------------------------------------
                                                      2004           2003           2002
                                                   -----------------------------------------
Operating revenue:
  Dividends received from subsidiaries .........   $ 3,400,000    $ 2,913,000    $ 3,013,000
  Management fees and other income .............       396,000        338,000        327,000
                                                   -----------------------------------------
        Total operating revenue ................     3,796,000      3,251,000      3,340,000
Interest expense ...............................       516,000        576,000        733,000
Operating expenses .............................       631,000        628,000        700,000
                                                   -----------------------------------------
        Income before income tax (credits),
        and equity in subsidiaries'
        undistributed net income ...............     2,649,000      2,047,000      1,907,000
Applicable income tax (credits) ................      (306,000)      (345,000)      (425,000)
                                                   -----------------------------------------
                                                     2,955,000      2,392,000      2,332,000
Equity in subsidiaries' undistributed net income       748,000        828,000      1,238,000
                                                   -----------------------------------------
        Net income .............................   $ 3,703,000    $ 3,220,000    $ 3,570,000
                                                   =========================================

Note 16.      Parent Company Only Condensed Financial Information (Continued)


                            Statements of Cash Flows
                              (Parent Company Only)

                                                            Year Ended December 31,
                                                  -----------------------------------------
                                                      2004          2003           2002
                                                  -----------------------------------------
Cash Flows from Operating Activities:
  Net income ..................................   $ 3,703,000    $ 3,220,000    $ 3,570,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Equity in subsidiaries' undistributed net
      income ..................................      (748,000)      (828,000)    (1,238,000)
    Amortization and depreciation .............        12,000         14,000         17,000
    Changes in assets and liabilities:
     (Increase) in other assets ...............       (19,000)        (5,000)       (26,000)
     Increase (decrease) in other liabilities .       103,000        (79,000)         9,000
                                                  -----------------------------------------
        Net cash provided by operating
        activities ............................     3,051,000      2,322,000      2,332,000
                                                  -----------------------------------------

Cash Flows (Used In) Investing Activities,
  purchases of equipment ......................            --         (1,000)            --
                                                  -----------------------------------------

Cash Flows from Financing Activities:
  Repayment of notes payable ..................      (600,000)    (3,922,000)    (2,119,000)
  Proceeds from note payable ..................          --        3,322,000           --
  Cash dividends paid .........................    (1,356,000)    (1,336,000)    (1,315,000)
  Purchases of common stock for the treasury ..    (1,111,000)      (235,000)      (800,000)
  Proceeds from issuance of common stock ......        50,000         50,000        153,000
                                                  -----------------------------------------
        Net cash (used in) financing activities    (3,017,000)    (2,121,000)    (4,081,000)
                                                  -----------------------------------------

        Net increase (decrease) in cash .......        34,000        200,000     (1,749,000)

Cash:
  Beginning ...................................       348,000        148,000      1,897,000
                                                  -----------------------------------------
  Ending ......................................   $   382,000    $   348,000    $   148,000
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

Part III


Item 10. Directors and Executive Officers of the Registrant

Information called for by this Item is set forth under the caption "Information Concerning Nominees for Election as Directors" in the Company's 2004 Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation

The information called for by this Item is set forth under the captions "Executive Compensation", "Performance Incentive Plans", "Executive Employment Agreements" and "Deferred Compensation Agreements" in the Company's 2004 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners" and "Information Concerning Nominees for Election as Directors" in the Company's 2004 Proxy Statement, and is incorporated herein by reference.


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

Item 14. Principal Accountant Fees and Services

Information called for by this Item is set forth under the caption "Accountant Fees" in the Company's 2004 Proxy Statement, and is incorporated herein by reference.


Part IV


Item 15. Exhibits and Financial Statement Schedules

(a)  Documents Filed with This Report:

     (1) Financial Statements. The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference from the 2004 Annual Report to Shareholders of the Company:

          Report of Independent Registered Public Accounting Firm.

          Consolidated balance sheets -- dated December 31, 2004 and 2003.

          Consolidated statements of income -- years ended December 31, 2004, 2003, and 2002.

          Consolidated statements of changes in stockholders' equity -- years ended December 31, 2004, 2003, and 2002.

          Consolidated statements of cash flows - years ended December 31, 2004, 2003, and 2002.

          Notes to consolidated financial statements.

     (2) Financial Statement Schedules. All schedules are omitted because they are not applicable, are not required, or because the required information is included in the financial statements or the accompanying notes thereto.

     (3)  Exhibits.

          Exhibit Number                    Exhibit Description
          ----------------------------------------------------------------------

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

             (20)             Registrant's Proxy Statement Dated March 18, 2005.
                              Exhibit is being filed herewith.

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

             (99.6) Nominating and Corporate Governance Committee Charter and Corporate Government Principles.
                              Exhibit is being filed herewith.

             (99.7) Charter of the Human Resource and Compensation Committee. Exhibit is being filed herewith.

(b)  Exhibits

     Exhibits to the Form 10-K required by Item 601 of Regulation S-K are attached or incorporated herein by refinance as stated in the Index to Exhibits.

(c) Financial Statements Excluded from Annual Report to Shareholders Pursuant to Rule 14a3(b) Not applicable.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOWA FIRST BANCSHARES CORP.

Date:  March 17, 2005                     /s/  D. Scott Ingstad
       --------------                     --------------------------------------
                                          D. Scott Ingstad
                                          Chairman of the Board
                                          President and Chief Executive Officer

Date:  March 17, 2005                     /s/  Kim K. Bartling
       --------------                     --------------------------------------
                                          Kim K. Bartling, Executive Vice
                                          President, Chief Operating Officer,
                                          Treasurer and Director (Principal
                                          Financial and Accounting Officer)

We, the undersigned directors of Iowa First Bancshares Corp. hereby severally constitute D. Scott Ingstad and Kim K. Bartling, and each of them, our true and lawful attorneys with full power to them, and each of them, to sign for us and in our name, the capacities indicated below, the Annual Report on Form 10-K of Iowa First Bancshares Corp. for the fiscal year ended December 31, 2004, to be filed herewith and any amendments to said Annual Report, and generally do all such things in our name and behalf in our capacities as directors to enable Iowa First Bancshares Corp. to comply with the provisions of the Securities Exchange Act of 1934 as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or either of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                     Title                           Date
--------------------------------------------------------------------------------

/s/ Roy J. Carver, Jr.              Director                   February 17, 2005
-----------------------                                        -----------------
Roy J. Carver, Jr.

/s/ Stephen R. Cracker              Director                   February 17, 2005
-----------------------                                        -----------------
Stephen R. Cracker

/s/ Larry L. Emmert                 Director                   February 17, 2005
-----------------------                                        -----------------
Larry L. Emmert

/s/ Craig R. Foss                   Director                   February 17, 2005
-----------------------                                        -----------------
Craig R. Foss

/s/ Donald R. Heckman               Director                   February 17, 2005
-----------------------                                        -----------------
Donald R. Heckman

/s/ David R. Housley                Director                   February 17, 2005
-----------------------                                        -----------------
David R. Housley

/s/ Victor G. McAvoy                Director                   February 17, 2005
-----------------------                                        -----------------
Victor G. McAvoy

/s/ John "Jay" S. McKee             Director                   February 17, 2005
-----------------------                                        -----------------
John "Jay" S. McKee

/s/ Richard L. Shepley              Director                   February 17, 2005
-----------------------                                        -----------------
Richard L. Shepley

/s/ Beverly J. White                Director                   February 17, 2005
-----------------------                                        -----------------
Beverly J. White