Form 10-Q
period 2005-03-31
IOWA FIRST BANCSHARES CORP
filed 2005-05-16
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended March 31, 2005
                                      --------------

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

At May 6, 2005 there were 1,382,669 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                        PAGE NO.

PART 1   Financial Information

         Item 1.   Financial Statements

                   Consolidated Condensed Balance Sheets,
                   March 31, 2005 and December 31, 2004                        3

                   Consolidated Condensed Statements of
                   Income, Three Months Ended
                   March 31, 2005 and 2004                                     4

                   Consolidated Condensed Statements of
                   Cash Flows, Three Months Ended
                   March 31, 2005 and 2004                                     5

                   Notes to Consolidated Condensed
                   Financial Statements                                        6


         Item 2.   Management's Discussion and Analysis
                   Of Financial Condition and Results of
                   Operations                                               7-13

         Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk                                                14

         Item 4.   Controls and Procedures                                    14

PART II  Other Information

         Item 1.   Legal Proceedings                                          14

         Item 2.   Unregistered Sales of Equity Securities and
                   Use of Proceeds                                            14

         Item 3.   Defaults Upon Senior Securities                            14

         Item 4.   Submission of Matters to a Vote of Security Holders        14

         Item 5.   Other Information                                          14

         Item 6.   Exhibits                                                   14


Signatures                                                                    15

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                           March 31,   December 31,
                                                              2005        2004
                                                           ------------------------
                    ASSETS
Cash and due from banks ................................   $  16,528    $  14,730
Interest-bearing deposits at financial institutions ....       7,533        8,395
Federal funds sold .....................................      21,601       12,300
Investment securities available for sale ...............      35,439       30,325
Loans, net of allowance for loan losses March 31, 2005,
  $3,399; December 31, 2004, $3,385 ....................     283,039      280,899
Bank premises and equipment, net .......................       7,278        7,411
Accrued interest receivable ............................       2,096        2,046
Life insurance contracts ...............................       4,485        4,438
Restricted investment securities .......................       2,685        2,659
Other assets ...........................................         871          980
                                                           ----------------------
        TOTAL ASSETS ...................................   $ 381,555    $ 364,183
                                                           ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES
Noninterest bearing deposits ...........................   $  50,974    $  50,070
Interest bearing deposits ..............................     238,858      227,665
                                                           ----------------------
        TOTAL DEPOSITS .................................     289,832      277,735
Note payable ...........................................       2,100        2,100
Securities sold under agreements to repurchase .........      11,907        5,885
Federal Home Loan Bank advances ........................      41,773       42,916
Treasury tax and loan open note ........................          60           74
Junior subordinated debentures .........................       4,125        4,125
Dividends payable ......................................         346          345
Other liabilities ......................................       1,957        1,769
                                                           ----------------------
        TOTAL LIABILITIES ..............................     352,100      334,949
                                                           ----------------------
Redeemable common stock held by employee stock
  ownership plan with 401(k) provisions (KSOP) .........       3,678        3,517
                                                           ----------------------

STOCKHOLDERS' EQUITY
Common stock ...........................................         200          200
Additional paid-in capital .............................       4,255        4,255
Retained earnings ......................................      38,836       38,416
Accumulated other comprehensive income .................         131          330
Less net cost of common shares acquired for the treasury     (13,967)     (13,967)
Less maximum cash obligation related to KSOP shares ....      (3,678)      (3,517)
                                                           ----------------------
        TOTAL STOCKHOLDERS' EQUITY .....................      25,777       25,717
                                                           ----------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $ 381,555    $ 364,183
                                                           ======================

See notes to Consolidated Condensed Financial Statements.

                  Iowa First Bancshares Corp. and Subsidiaries
                   Consolidated Condensed Statements of Income
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)


                                                              Three Months Ended
                                                                  March 31,
                                                               2005        2004
                                                              ------------------
INTEREST AND DIVIDEND INCOME:
  Loans, including fees:
    Taxable ............................................      $4,170      $4,073
    Nontaxable .........................................          65          43
  Investment securities available for sale:
    Taxable ............................................         154         201
    Nontaxable .........................................         148         171
  Federal funds sold ...................................         148          82
  Restricted investment securities .....................          24          11
  Interest bearing deposits and other ..................          60          42
                                                              ------------------
        Total interest and dividend income .............       4,769       4,623
                                                              ------------------

INTEREST EXPENSE:
  Deposits .............................................       1,128         978
  Note payable .........................................          23          23
  Other borrowed funds .................................         546         669
  Junior subordinated debentures .......................         106         106
                                                              ------------------
        Total interest expense .........................       1,803       1,776
                                                              ------------------

  Net interest income ..................................       2,966       2,847
Provision for loan losses ..............................         240         170
                                                              ------------------
        Net interest income after provision for
        loan losses ....................................       2,726       2,677
                                                              ------------------
Other income:
  Trust department .....................................          99          92
  Service fees .........................................         474         429
  Investment securities gains, net .....................           0          33
  Gains on loans sold ..................................          52          20
  Corporate owned life insurance .......................          49          46
  Other ................................................          84          72
                                                              ------------------
        Total other income .............................         758         692
                                                              ------------------
Operating expenses:
  Salaries and employee benefits .......................       1,360       1,275
  Occupancy expenses, net ..............................         203         196
  Equipment expenses ...................................         167         155
  Office supplies, printing, and postage ...............          93          85
  Computer costs .......................................         136         129
  Advertising and business promotion ...................          37          35
  Other operating expenses .............................         374         296
                                                              ------------------
        Total operating expenses .......................       2,370       2,171
                                                              ------------------

  Income before income taxes ...........................      $1,114      $1,198
Income taxes ...........................................         348         375
                                                              ------------------
Net income .............................................      $  766      $  823
                                                              ==================

Net income per common share, basic and diluted .........      $ 0.55      $ 0.58
                                                              ==================

Dividends declared per common share ....................      $ 0.25      $ 0.24
                                                              ======      ======

Comprehensive income ...................................      $  567      $  827
                                                              ======      ======

See notes to Consolidated Condensed Financial Statements.

                  Iowa First Bancshares Corp. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
               For The Three months Ended March 31, 2005 and 2004
                                 (In Thousands)
                                   (Unaudited)

                                                                           2005      2004
                                                                        --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..........................................................   $    766    $    823
Adjustments to reconcile net income to net cash
provided by operating activities:
  Proceeds from loans sold ..........................................      3,148       2,872
  Loans underwritten ................................................     (2,729)     (2,972)
  Gains on loans sold ...............................................        (52)        (20)
  Provision for loan losses .........................................        240         170
  Investment securities gains, net ..................................         --         (33)
  Depreciation ......................................................        158         140
  Amortization of premiums and accretion of discounts
    on investment securities available for sale, net ................         70          69
  Net (increase) decrease in accrued interest receivable ............        (50)        178
  Net (increase) decrease in other assets ...........................        109         (59)
  Net increase in other liabilities .................................        307         169
                                                                        --------------------
        Net cash provided by operating activities ...................   $  1,967    $  1,337
                                                                        --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits
  at financial institutions .........................................   $    862    $ (1,603)
Net increase in federal funds sold ..................................     (9,301)    (13,361)
Proceeds from sales of available for sale securities ................         --       1,151
Proceeds from maturities, calls and paydowns of available
  for sale securities ...............................................      1,315       6,135
Purchases of available for sale securities ..........................     (6,817)     (3,034)
Net increase in loans ...............................................     (2,747)     (2,944)
Purchases of bank premises and equipment ............................        (25)       (139)
Increase in cash value of life insurance contracts ..................        (47)        (44)
Net (purchases) sales of restricted investment securities ...........        (26)         66
                                                                        --------------------
        Net cash (used in) investing activities .....................   $(16,786)   $(13,773)
                                                                        --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing deposits .............   $    904    $ (1,181)
Net increase in interest-bearing deposits ...........................     11,193      17,016
Net increase in securities sold under agreements to repurchase ......      6,022       1,177
Net decrease in treasury tax and loan open note .....................        (14)       (445)
Payments of advances from Federal Home Loan Bank ....................     (1,143)     (1,479)
Cash dividends paid .................................................       (345)       (343)
Purchases of common stock for the treasury ..........................         --        (340)
                                                                        --------------------
        Net cash provided by financing activities ...................   $ 16,617    $ 14,405
                                                                        ---------------------

        Net increase  in cash and due from banks ....................   $  1,798    $  1,969

Beginning cash and due from banks ...................................     14,730      12,988
                                                                        -------------------
Ending cash and due from banks ......................................   $ 16,528    $ 14,957
                                                                        ====================

Supplemental Disclosures of Cash Flow Information, cash payments for:
  Interest ..........................................................   $  1,653    $  1,711
  Income taxes ......................................................         31         150
Supplemental Schedule of Noncash Investing and Financing Activities:
  Change in accumulated other comprehensive income, unrealized
    gains (losses) on investment securities available for sale, net .       (199)          4
  (Increase) in maximum cash obligations related to KSOP shares .....       (161)       (290)
  Transfers of loans to other real estate owned .....................         --          25

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

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries, except Iowa First Capital Trust I, which does not meet the criteria for consolidation. The consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2004 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Reclassifications:

Certain amounts in the prior year financial statements have been reclassified, with no effect on net income or stockholders' equity, to conform to current year presentations.

Note 2. Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 6,000,000 shares and 500,000 shares, respectively. Basic earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Diluted earnings per share is arrived at by dividing net income by the weighted average number of common stock and common stock equivalents outstanding for the respective period. The average number of shares of common stock outstanding for the three months ended March 31, 2005 was 1,382,669. The average number of shares of common stock outstanding for the three months ended March 31, 2004 was 1,413,594. There were no common stock equivalents in 2005 or 2004.

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

Financial instruments whose contract amounts represent credit risk:

                                             March 31, 2005    December 31, 2004
                                             -----------------------------------

Commitments to extend credit ...........       $40,417,000        $40,467,000
Standby letters of credit ..............         1,152,000          1,121,000

The commitments to extend credit above are net of participations sold to other banks. Total participations sold to other banks related to the commitments to extend credit were $10,189,000 and $18,143,000 at March 31, 2005 and December 31, 2004, respectively.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Banks would be entitled to seek recovery from the customer. At March 31, 2005 and December 31, 2004 no amounts have been recorded as liabilities for the Banks' potential obligations under these guarantees.

The Company also executed contracts for the sale of mortgage loans in the secondary market in the amount of $67,000 and $434,000 as of March 31, 2005 and December 31, 2004, respectively. These amounts are classified as loans held for sale and are included in loans at the respective balance sheet dates.

Results of Operations:

Quarter ended March 31, 2005 compared with quarter ended March 31, 2004:

The Company recorded net income of $766,000 for the quarter ended March 31, 2005, compared with net income of $823,000 for the quarter ended March 31, 2004, a decrease of $57,000 or 6.9%. This decrease in net income primarily resulted from increased operating expenses and charge-off of a portion of a credit relationship at our Fairfield bank and the associated replenishment of the allowance for loan losses.

Basic and diluted earnings per share were $.55 for the three months ended March 31, 2005, $.03 or 5.2% less than the same period in 2004. The Company's annualized return on average assets for the first quarter of 2005 was .82% compared to .89% during the first quarter of the prior year. The Company's annualized return on average equity for the three months ended March 31, 2005 and March 31, 2004 was 12.0% and 13.0%, respectively.

The distribution of average assets, liabilities and stockholders' equity and interest rates, as well as interest differential was as follows (dollar amounts in thousands and income and rates on fully taxable equivalent basis using statutory tax rates in effect for the year presented):

                                                               Three Months Ended                Three Months Ended
                                                                 March 31, 2005                    March 31, 2004
                                                        --------------------------------   ------------------------------
                                                                                 Average                          Average
                                                        Balance     Interest      Rate     Balance    Interest      Rate
                                                        -----------------------------------------------------------------
Assets
Taxable loans, net ..................................   $273,487    $  4,170      6.10%    $261,603   $  4,073      6.23%
Taxable investment securities available for sale ....     20,442         154      3.01       20,040        201      4.01
Nontaxable investment securities and loans ..........     18,790         323      6.88       18,848        324      6.88
Federal funds sold ..................................     25,075         148      2.36       37,318         82      0.88
Restricted investment securities ....................      2,676          24      3.59        3,002         11      1.47
Interest-bearing deposits at financial
  institutions ......................................      7,795          60      3.08        7,538         42      2.23
                                                        --------------------               -------------------
     Total interest-earning assets ..................    348,265       4,879      5.60%     348,349      4,733      5.43%
                                                                    --------                          --------
Cash and due from banks .............................     15,664                             14,255
Bank premises and equipment, net ....................      7,337                              6,745
Life insurance contracts ............................      4,465                              4,281
Other assets ........................................      3,036                              2,934
                                                        --------                           --------
     Total ..........................................   $378,767                           $376,564
                                                        ========                           ========
Liabilities
Deposits:
  Interest-bearing demand ...........................   $129,110    $    352      1.10%    $126,074   $    178      0.57%
  Time ..............................................    109,135         776      2.88      110,039        800      2.95
Note payable ........................................      2,100          23      4.41        2,760         23      3.33
Other borrowings ....................................     51,753         546      4.28       57,087        669      4.75
Junior subordinated debentures ......................      4,125         106     10.32        4,125        106     10.32
                                                        --------------------               -------------------
     Total interest-bearing liabilities .............    296,223       1,803      2.47%     300,085      1,776      2.40%
                                                                    --------                          --------
Noninterest-bearing deposits ........................     51,057                             45,884
Other liabilities ...................................      2,044                              1,902
                                                        --------                           --------
     Total liabilities ..............................    349,324                            347,871
Redeemable common stock held by KSOP ................      3,574                              3,065
Stockholders' Equity ................................     25,869                             25,628
                                                        --------                           --------
     Total ..........................................   $378,767                           $376,564
                                                        ========                           ========
Net interest earnings ...............................               $  3,076                          $  2,957
                                                                    ========                          ========
Net Interest Margin (net interest earnings divided
  by total interest-earning assets) .................                             3.53%                             3.40%
                                                                                 ======                            ======

Nonaccruing loans are included in the average balance of loans. Loan fees are not material.

The net interest margin increased to 3.53% during the first quarter of 2005 compared to 3.40% during the first quarter of 2004. The return on average interest-earning assets increased 17 basis points (from 5.43% in 2004 to 5.60% in 2005) while interest paid on average interest-bearing liabilities increased only 7 basis points (from 2.40% in 2004 to 2.47% in 2005).

The Federal Reserve Bank Board increased interest rates five times during the last seven months of 2004 and twice more the first three months of 2005. The prime lending rate which was 4.00% at the beginning of 2004 had increased to 5.75% by March 31, 2005. Over the past few years, a period of historically low interest rates, the Company has emphasized the utilization of interest rate floors on selected commercial and agricultural loans. During 2004 most, if not all, of such loans subject to interest rate floors were actually paying the floor rate. This resulted in the rates received on taxable loans during all of 2004 falling slightly less than the rates paid on interest-bearing liabilities (38 basis points and 42 basis points, respectively). As market interest rates have risen, rates received on taxable loans have decreased thirteen basis points while rates paid on interest-bearing liabilities have increased seven basis points when comparing the first quarter of 2005 with 2004. This result occurs due, in large measure, to the loans which are subject to floor rate pricing lagging market interest rate increases until such time as the floor rate has been exceeded and the loan repricing date met. Additionally, the mix of loans comprising the taxable loan portfolio, and pricing of new loan volume compared to existing loan rates, impact the overall yield earned. The extent of these impacts in the future will depend upon, among other things, the amount and timing of future market interest rate hikes and competitive pressures.

Rates received on taxable investment securities available for sale have decreased during the first quarter of 2005, compared to the first quarter of 2004, by 100 basis points. Over the same time period, rates paid on interest-bearing liabilities increased seven basis points. This was largely due to maturities and early calls of taxable investment securities coupled with reinvestment at appreciably lower interest rates. This portfolio, however, with an average maturity of only approximately two years may be able to reprice higher if market interest rates remain at their current level or experience further increases.

Rates received during the quarter ended March 31, 2005, versus the same quarter of 2004, on nontaxable investment securities available for sale and loans remained unchanged while rates paid on interest-bearing liabilities increased seven basis points. Most of the nontaxable investment securities available for sale were purchased when market interest rates were higher than rates currently available, despite recent interest rate hikes. In the current interest rate environment, when nontaxable investment securities mature or are sold, called, or otherwise paid down, the reinvestment rate available is frequently lower than the yield of the liquidating security.

The rate received on overnight federal funds sold to other banks increased 148 basis points during the first quarter of 2005, compared to the same quarter of 2004. This increase is primarily attributable to the monetary policy shift of the Federal Reserve Bank which has caused overnight federal funds rates to significantly rise. For the quarter ended March 31, 2005, average federal funds sold to total average assets had been reduced to 6.6% from 9.9% during the same quarter in 2004. These federal funds sold can be used to fund future loan demand, deposit or other liability outflows, investment securities purchases, or various other purposes as identified by management.

The rate earned on interest-bearing deposits at financial institutions (primarily FDIC insured certificates of deposit) increased 85 basis points during the first quarter of 2005 versus the same quarter of 2004, while the average balance decreased $257,000. This asset category yielded 72 basis points over federal funds sold with little, if any, credit risk. The average duration of interest-bearing deposits at financial institutions was less than two years during the quarter ended March 31, 2005.

During this period of rising market interest rates, the rates paid on interest-bearing demand deposits rose 53 basis points. In contrast, the rates paid on time deposits were actually reduced seven basis points when comparing the first quarters of 2005 and 2004 as time deposits tend to reprice higher at a slower pace than interest-bearing demand deposits due to their longer maturities.

The rate paid on the note payable outstanding increased 108 basis points during the first quarter of 2005 compared to the same quarter last year. This was the result of seven increases during the last seven months of 2004 and first three months of 2005 in the prime lending rate to which the note payable rate is tied.

The usage of wholesale funding sources (primarily Federal Home Loan Bank advances), while mitigating intermediate and long-term interest rate risk, tended to represent a relatively higher cost of funds than deposits for the Company. The Company's average rate paid for such Federal Home Loan Bank advances and other funds, however, was reduced by 47 basis points when comparing the first quarters of 2005 and 2004. Management has reduced reliance on wholesale funding sources as evidenced by the average balance in this category declining over $5 million during the first quarter of 2005 compared to the first quarter of 2004.

Intense competition for all types of loans and deposits tends to limit the Company's ability to control pricing and other terms when dealing with customers. Despite these limitations, the Company was able to increase the overall net interest margin to 3.53% during the three months ended March 31, 2005, compared to 3.40% for the same period last year.

Provisions for loan losses were $240,000 and $170,000 for the three months ended March 31, 2005 and March 31, 3004, respectively. Net loan charge-offs for the quarter ended March 31, 2005 totaled $226,000 compared to net charge-offs of $140,000 for the same quarter in 2004. The vast majority of net loan charge-offs in 2005 was attributable to one borrower.

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

Nonaccrual loans totaled $1,662,000 at March 31, 2005, a very modest decrease of $6,000 from December 31, 2004. There was a total of $38,000 other real estate owned at March 31, 2005 compared to $77,000 at December 31, 2004. Loans past due 90 days or more and still accruing totaled $255,000, which was $48,000 or 23.2% more than at year-end 2004. The allowance for possible loan losses of $3,399,000 at March 31, 2005, represented 1.2% of gross loans and 174% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

Other income results from the charges and fees collected by the Company from its customers for various services performed, gross trust department revenue, miscellaneous other income, gains (or losses) from the sale of investment securities in the available for sale category and loans, as well as income from corporate owned life insurance. Total other income for the first quarter of 2005 was $758,000; $66,000 or 9.5% more than the first quarter of 2004. Service fees, particularly on deposit accounts, were the largest single area of growth in the other income category, exhibiting an increase of $45,000 or 10.5%. Trust department income rose $7,000 or 7.6% while gains on loans sold grew $32,000 or 160.0%. Income on corporate owned life insurance increased $3,000 or 6.5%. Finally, miscellaneous other income increased $12,000 or 16.7%. No securities gains were recognized during the first quarter of 2005 compared to $33,000 of gains in 2004.

Operating expenses include all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. For the quarter ended March 31, 2005, salaries and employee benefits, the largest component of operating expenses, increased $85,000 or 6.7% due to normal raises, incentives and the rising cost of health care. Additionally, a new branch was opened in December 2004 with the first quarter of 2005 reflecting the related operating expenses, including salaries and benefits. Occupancy and equipment expenses increased $19,000 or 5.4% as depreciation and property taxes rose. All other operating expenses increased $95,000 or 17.4% due in large measure to the new branch discussed above and final settlement in the first quarter of 2004 of a non-recurring liability at an amount approximately $20,000 more advantageous to the Company than previously anticipated and accrued for. Total operating expenses increased $199,000 or 9.2% during the first quarter of 2005 versus the same quarter last year. Increased costs of regulatory compliance and technology spending continue to challenge the Company in its effort to control expenses while maintaining strong productivity, efficiency, capacity and high quality customer service.

Income tax expense for the quarter ended March 31, 2005 of $348,000 represented 31.2% of income before taxes. For the comparable quarter last year income tax expense was 31.3% of income before tax.

The efficiency ratio, defined as noninterest expense, excluding the provision for loan losses, as a percent of net interest income plus noninterest income, was 63.6% and 61.3% for the three months ended March 31, 2005 and 2004, respectively. The primary reasons for this change in the efficiency ratio are discussed previously in this report.

Discussion and Analysis of Financial Condition

The Company's assets at March 31, 2005 totaled $381,555,000, an increase of $17,372,000 or 4.8% from December 31, 2004. As of March 31, 2005, the Company had $21,601,000 of federal funds sold compared to $12,300,000 at December 31, 2004. This increase resulted from growth in deposits and securities sold under agreements to repurchase (see below for further discussion). These liquid assets, federal funds sold, may be used to fund future loan growth, deposit or other liability outflows, purchases of investment securities available for sale, or various other purposes as identified by management.

At March 31, 2005, interest-bearing deposits at financial institutions (primarily fully FDIC insured certificates of deposit) as well as some interest-bearing demand accounts at various banking institutions totaled $7,533,000 versus $8,395,000 at December 31, 2004. This decline was chiefly due to the yield spreads available on new interest-bearing deposits being less than Company established target spreads to alternative investments.

Total available for sale securities increased $5,114,000 or 16.9% during the first three months of 2005 to total $35,439,000 at March 31, 2005. The Banks emphasize purchase of securities with maturities of five years and less as such purchases typically offer reasonable yields with limited credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities are owned in order to enhance overall portfolio yield without significantly increasing risk. In the relatively low, but rising interest rate environment which continued during the first quarter of 2005, the banks purchased more securities than the total of securities that were sold, matured, called, or paid down. However, most of the securities that were purchased had rather short maturities or likely early call dates. Average taxable investment securities available for sale had an average duration of only approximately two years. Securities sold during the first quarter of 2005 and 2004 totaled none and $1,151,000, respectively, and resulted in net gains recognized of none and $33,000, respectively.

Net loans totaled $283,039,000 at March 31, 2005, an increase of $2,140,000 or 0.8% from December 31, 2004. Competition for high-quality loans remains intense in all loan categories. The Company's first quarter 2005 proceeds from sales of real estate loans in the secondary market totaled $3,148,000 versus $2,872,000 for the same period in 2004.

Total deposits at March 31, 2005, were $289,832,000, an increase of $12,097,000 or 4.4% from the balance at December 31, 2004. Certificates of deposit represented on average for the three months ended March 31, 2005, approximately 38% of total deposits. Interest-bearing demand deposits, comprised of savings, money market and NOW accounts, represented another 44% of average deposits. The final 18% of average deposits were in noninterest-bearing accounts. Securities sold under agreements to repurchase increased $6,022,000 (102.3%) to total $11,907,000 as more corporate dollars were directed to this category. Advances borrowed from the Federal Home Loan Bank declined by $1,143,000 from year-end 2004, totaling $41,773,000 at quarter end.

The note payable balance of $2,100,000 at March 31, 2005, was unchanged from the balance at December 31, 2004. The next scheduled annual principal payment of $600,000 is due at the end of the third quarter of 2005. This is a variable rate revolving five-year term note priced at Prime Rate less one percent, with a floor of 3.25% and a ceiling of 5.25%.

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At March 31, 2005, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range and, thus, the Company is theoretically positioned to benefit from a decline in interest rates within the next year.

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at March 31, 2005, were $289,832,000 or 76.0% of total liabilities and equity.

Federal funds sold overnight totaled $21,601,000 or 5.7% of March 31, 2005 total assets. These federal funds sold may be used to fund loans as well as deposit withdrawals, or for other purposes as defined by management.

Securities available for sale with a fair value totaling $35,439,000 at quarter-end included net unrealized gains of approximately $209,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by management.

Capital

Stockholders' equity increased $60,000 (0.2%) during the three months ended March 31, 2005. The year-to-date increase included net income of $766,000, decrease of $199,000 in accumulated other comprehensive income, $346,000 of dividends declared to shareholders, and $161,000 increase in the maximum obligation related to KSOP shares.

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

A comparison of the Company's capital as of March 31, 2005 with the requirements to be considered adequately capitalized is presented below.

                                                                   For Capital
                                                   Actual      Adequacy Purposes
                                                   -----------------------------

Total capital to risk-weighted assets .........     12.9%            8.00%
Tier 1 capital to risk-weighted assets ........     11.7%            4.00%
Tier 1 capital to average assets ..............      8.7%            4.00%

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

Trends, Events or Uncertainties

Officers and Directors of the Company and its subsidiaries have had, and may have in the future, banking transactions in the ordinary course of business of the Company's subsidiaries. In the opinion of management, all such transactions, with one exception, are on substantially the same terms, including interest rates on loans and collateral, as those prevailing at the time for comparable transactions with others, involve no more than normal risk of collectibility, and present no other unfavorable features. One loan relationship, which resulted in a first quarter 2005 net charge-off of $211,000, was with a related party of a subsidiary bank director.

In the normal course of business, the Banks are involved in various legal proceedings. In the current opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

The Company has in the past from time to time purchased, as they became available in the market, shares of its outstanding common stock for the treasury. During the first quarter of 2005 and 2004 total shares purchased by the Company for the treasury were none and 11,643, respectively.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT With the exception of the historical information contained in this report, the matters described herein may contain certain forward-looking statements with respect to the Company's financial condition, results of operations, plans, objectives, future performance and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "bode," "predict," "suggest," "appear," "plan," "intend," "estimate," "may," "will," "would," "could," "should, or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on the Company, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to the Company and changes therein; the impact of accounting pronouncements applicable to the Company and changes therein; competitive conditions in the markets in which the Company operates, including competition from banking and non-banking companies with substantially greater resources; the Company's ability to control the composition of its loan portfolio without adversely affecting interest income; the Company's dependence on third party suppliers; and the Company's ability to respond to changes in technology. Readers of this Form 10-Q should therefore not place undue reliance on forward-looking statements.

Additional factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, those listed in the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the quantitative and qualitative market risks since the prior year-end. Such risks were described in the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

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

Item 2.  Unregistered  Sales of Equity Securties and Use of Proceeds

During the quarter ended March 31, 2005, the Company did not purchase any of its own common stock.

Item 3.  Defaults Upon Senior Securities

There have been no defaults upon senior securities by the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Company held at its offices on April 21, 2005, the shareholders elected the following individuals to the Board of Directors for the indicated terms:

                           Votes in Favor      Votes Withheld             Term
                           -----------------------------------------------------

Craig R. Foss ..........     1,082,192                  50              3 years
Donald R. Heckman ......       969,672             112,570              3 years
D. Scott Ingstad .......     1,082,192                  50              3 years
Beverly J. White .......       970,032             112,210              3 years

At this Annual Meeting the shareholders also ratified the election of McGladrey & Pullen, LLP as independent registered public accounting firm for the fiscal year ending December 31, 2005 with 968,812 votes in favor and 113,430 votes against or withheld.

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



May 16, 2005                                     /s/ D. Scott Ingstad
------------                                     -------------------------------
Date                                             D. Scott Ingstad, Chairman of
                                                 the Board, President and CEO



May 16, 2005                                     /s/ Kim K. Bartling
------------                                     -------------------------------
Date                                             Kim K. Bartling, Executive Vice
                                                 President, Chief Operating
                                                 Officer & Treasurer