Form 10-Q
period 2005-06-30
IOWA FIRST BANCSHARES CORP
filed 2005-08-05
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended June 30, 2005
                                                 -------------

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


At August 5, 2005 there were 1,382,669 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                        PAGE NO.

PART 1   Financial Information

         Item 1.   Financial Statements

                   Consolidated Condensed Balance Sheets,
                   June 30, 2005 and December 31, 2004                         3

                   Consolidated Condensed Statements of
                   Income, Three and Six Months Ended
                   June 30, 2005 and 2004                                      4

                   Consolidated Condensed Statements of
                   Cash Flows, Six Months Ended
                   June 30, 2005 and 2004                                      5

                   Notes to Consolidated Condensed
                   Financial Statements                                      6-7


         Item 2.   Management's Discussion and Analysis
                   Of Financial Condition and Results of
                   Operations                                               8-17

         Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk                                                17

         Item 4.   Controls and Procedures                                    18

PART II  Other Information

         Item 1.   Legal Proceedings                                          19

         Item 2.   Unregistered Sales of Equity Securities and Use
                           Of Proceeds                                        19

         Item 3.   Defaults Upon Senior Securities                            19

         Item 4.   Submission of Matters to a Vote of Security Holders        19

         Item 5.   Other Information                                          19

         Item 6.   Exhibits                                                   19


Signatures                                                                    20

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                            June 30,  December 31,
                                                              2005        2004
                                                           -----------------------
      ASSETS

Cash and due from banks ................................   $  16,744    $  14,730
Interest-bearing deposits at financial institutions ....       6,731        8,395
Federal funds sold .....................................      13,616       12,300
Investment securities available for sale ...............      33,974       30,325
Loans, net of allowance for loan losses June 30, 2005,
  $3,456; December 31, 2004 $3,385 .....................     287,829      280,899
Bank premises and equipment, net .......................       7,304        7,411
Accrued interest receivable ............................       2,056        2,046
Life insurance contracts ...............................       4,529        4,438
Restricted investment securities .......................       2,690        2,659
Other assets ...........................................         956          980
                                                           ----------------------
        TOTAL ASSETS ...................................   $ 376,429    $ 364,183
                                                           ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Noninterest bearing deposits ...........................   $  54,082    $  50,070
Interest bearing deposits ..............................     236,251      227,665
                                                           ----------------------
        TOTAL DEPOSITS .................................     290,333      277,735
Note payable ...........................................       2,100        2,100
Securities sold under agreements to
   repurchase ..........................................       7,066        5,885
Federal Home Loan Bank advances ........................      40,279       42,916
Treasury tax and loan open note ........................          57           74
Junior subordinated debentures .........................       4,125        4,125
Dividends payable ......................................         346          345
Other liabilities ......................................       2,053        1,769
                                                           ----------------------
        TOTAL LIABILITIES ..............................     346,359      334,949
                                                           ----------------------

Redeemable common stock held by employee stock
  ownership plan with 401(k) provisions (KSOP) .........       3,390        3,517
                                                           ----------------------

STOCKHOLDERS' EQUITY

Common stock ...........................................         200          200
Additional paid-in capital .............................       4,255        4,255
Retained earnings ......................................      39,413       38,416
Accumulated other comprehensive income .................         169          330
Less cost of common shares acquired for the treasury ...     (13,967)     (13,967)
Less maximum cash obligation related to KSOP shares ....      (3,390)      (3,517)
                                                           ----------------------
        TOTAL STOCKHOLDERS' EQUITY .....................      26,680       25,717
                                                           ----------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $ 376,429    $ 364,183
                                                           ======================

See notes to Consolidated Condensed Financial Statements.

                  Iowa First Bancshares Corp. and Subsidiaries
                   Consolidated Condensed Statements of Income
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                       Three Months Ended  Six Months Ended
                                                             June 30,         June 30,
                                                       ------------------  ----------------
                                                          2005     2004     2005    2004
                                                       ------------------------------------
INTEREST AND DIVIDEND INCOME:
  Loans, including fees:
    Taxable ..........................................   $4,319   $4,060   $8,489   $8,133
    Nontaxable .......................................       66       52      131       95
  Investment securities available for sale:
    Taxable ..........................................      170      175      324      376
    Nontaxable .......................................      141      166      289      337
  Federal funds sold .................................      149       75      297      157
  Restricted investment securities ...................       28       16       52       27
  Interest bearing deposits and other ................       58       56      118       98
                                                         ---------------------------------
        Total interest and dividend income ...........    4,931    4,600    9,700    9,223
                                                         ---------------------------------

INTEREST EXPENSE:
  Deposits ...........................................    1,214      957    2,342    1,935
  Note payable .......................................       26       22       49       45
  Other borrowed funds ...............................      562      627    1,108    1,296
  Junior subordinated debentures .....................      107      107      213      213
                                                         ---------------------------------
        Total interest expense .......................    1,909    1,713    3,712    3,489
                                                         ---------------------------------

        Net interest income ..........................    3,022    2,887    5,988    5,734
Provision for loan losses ............................       60       90      300      260
                                                         ---------------------------------
        Net interest income after provision for
        loan losses ..................................    2,962    2,797    5,688    5,474
                                                         ---------------------------------

Other income:
  Trust department ...................................       98       95      197      187
  Service fees .......................................      486      485      960      914
  Investment securities gains, net ...................       --       --       --       33
  Gains on loans sold ................................       57       94      109      114
  Life insurance contracts ...........................       48       43       97       89
  Other ..............................................       69      127      153      199
                                                         ---------------------------------
        Total other income ...........................      758      844    1,516    1,536
                                                         ---------------------------------

Operating expenses:
  Salaries and employee benefits .....................    1,349    1,275    2,709    2,550
  Occupancy expenses, net ............................      193      183      396      374
  Equipment expenses .................................      166      165      333      320
  Office supplies, printing, and postage .............       81       73      174      158
  Computer costs .....................................      126      131      262      260
  Advertising and business promotion .................       57       45       94       80
  Other operating expenses ...........................      410      333      784      634
                                                         ---------------------------------
        Total operating expenses .....................    2,382    2,205    4,752    4,376
                                                         ---------------------------------

        Income before income taxes ...................   $1,338   $1,436   $2,452   $2,634
Income taxes .........................................      415      448      763      823
                                                         ---------------------------------

Net income ...........................................   $  923   $  988   $1,689   $1,811
                                                         =================================

        Net income per common share, basic and diluted   $ 0.67   $ 0.71   $ 1.22   $ 1.29
                                                         =================================

Dividends declared per common share ..................   $ 0.25   $ 0.24   $  .50   $  .49
                                                         =================================


Comprehensive income .................................   $  961   $  472   $1,528   $1,299
                                                         =================================

See notes to Consolidated Condensed Financial Statements.

                  Iowa First Bancshares Corp. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                 For The Six Months Ended June 30, 2005 and 2004
                                 (In Thousands)
                                   (Unaudited)

                                                                           2005       2004
                                                                        --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..........................................................   $  1,689    $  1,811
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Proceeds from loans sold ..........................................      6,265       6,219
  Loans underwritten ................................................     (5,722)     (6,254)
  Gains on loans sold ...............................................       (109)       (114)
  Provision for loan losses .........................................        300         260
  Investment securities gains, net ..................................         --         (33)
  Depreciation ......................................................        319         284
  Amortization of premiums and accretion of discounts
    on investment securities available for sale, net ................        142         114
  Net (increase) decrease in accrued interest receivable ............        (10)         80
  Net decrease in other assets ......................................         24         102
  Net increase in other liabilities .................................        380         147
                                                                        --------------------
        Net cash provided by operating activities ...................   $  3,278    $  2,616
                                                                        --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in interest-bearing deposits at financial .   $  1,664      (1,328)
    institutions
  Net (increase) decrease in federal funds sold .....................     (1,316)      6,969
  Proceeds from sales of available for sale securities ..............         --       1,151
  Proceeds from maturities, calls and paydowns of available for sale       4,276      12,037
    securities
  Purchases of available for sale securities ........................     (8,324)    (10,954)
  Net increase in loans .............................................     (7,664)    (13,752)
  Purchases of bank premises and equipment ..........................       (212)       (309)
  Increase in cash value of life insurance contracts ................        (91)        (84)
  Net (purchases) sales of restricted investment securities .........        (31)        228
                                                                        --------------------
        Net cash (used in) investing activities .....................   $(11,698)   $ (6,042)
                                                                        --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in noninterest-bearing deposits ...........   $  4,012    $ (1,495)
  Net increase in interest-bearing deposits .........................      8,586       8,930
  Net increase in securities sold under agreements to repurchase ....      1,181       2,222
  Net increase in line of credit ....................................         --         100
  Net decrease in treasury tax and loan open note ...................        (17)       (463)
  Payments of advances from Federal Home Loan Bank ..................     (2,637)     (5,322)
  Cash dividends paid ...............................................       (691)       (684)
  Purchases of common stock for the treasury ........................         --        (901)
                                                                        --------------------
        Net cash provided by financing activities ...................   $ 10,434    $  2,387
                                                                        --------------------

        Net increase (decrease) in cash and due from banks ..........   $  2,014    $ (1,039)
Beginning cash and due from banks ...................................     14,730      12,988
                                                                        --------------------
Ending cash and due from banks ......................................   $ 16,744    $ 11,949
                                                                        ====================

Supplemental Disclosures of Cash Flow Information, cash payments for:
  Interest ..........................................................   $  3,638    $  3,535
  Income taxes ......................................................        657         689
Supplemental Schedule of Noncash Investing and Financing Activities:
  Change in accumulated other comprehensive income, unrealized
    (losses) on investment securities available for sale, net .......       (161)       (512)
  Decrease in maximum cash obligations related to KSOP shares .......        127          89
  Transfers of loans to other real estate owned .....................         --          25

See notes to Consolidated Condensed Financial Statements.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

Iowa First Bancshares Corp. (the "Company") is a bank holding company headquartered in Muscatine, Iowa. The Company owns the outstanding stock of two national banks, First National Bank of Muscatine and First National Bank in Fairfield. First National Bank of Muscatine has six locations in Muscatine, Iowa. First National Bank in Fairfield has two locations in Fairfield, Iowa. Each bank is engaged in the general commercial banking business and provides full service banking to individuals and businesses, including checking, savings, money market and time deposit accounts, commercial loans, consumer loans, real estate loans, safe deposit facilities, transmitting of funds, trust services, and such other banking services as are usual and customary for commercial banks. Some of these other services include sweep accounts, lock-box deposits, debit cards, credit-related insurance, internet banking, automated teller machines, telephone banking and investment services through a third-party arrangement. The Company also owns the outstanding stock of Iowa First Capital Trust I, which was capitalized in March 2001 for the purpose of issuing Company Obligated Mandatorily Redeemable Preferred Securities.

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries, except Iowa First Capital Trust I, which does not meet the criteria for consolidation. The consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2004 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Note 2. Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 6,000,000 shares and 500,000 shares, respectively. Basic earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Diluted earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding for the respective period. The average number of shares of common stock outstanding for the three and six months ended June 30, 2005 was 1,382,669. The average number of shares of common stock outstanding for the three and six months ended June 30, 2004 were 1,398,886 and 1,406,240, respectively. There were no common stock equivalents in 2005 or 2004.

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

                                                        June 30,    December 31,
                                                          2005          2004
                                                      --------------------------
Financial instruments whose contract amounts
  represent credit risk:
  Commitments to extend credit .....................  $44,052,000   $40,467,000
  Standby letters of credit ........................    2,147,000     1,121,000

The commitments to extend credit above are net of participations sold to other banks. Total participations sold to other banks related to the commitments to extend credit were $9,623,000 and $18,143,000 at June 30, 2005 and December 31, 2004, respectively.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Banks would be entitled to seek recovery from the customer. At June 30, 2005 and December 31, 2004 no amounts have been recorded as liabilities for the Banks' potential obligations under these guarantees.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of none and $434,000 as of June 30, 2005 and December 31, 2004, respectively. These amounts are classified as loans held for sale and are included in loans at the respective balance sheet dates.

Note 4.  Subsequent Event

On July 22, 2005, the Company's board of directors announced a plan to suspend its obligation to file reports with the Securities and Exchange Commission, by means of a 1-for-1,000 reverse split of the Company's common stock, followed immediately by a 1,000-for-1 forward split. The effect of this transaction would be to reduce the number of shareholders of record to less than 300, thereby suspending the Company's obligation to file reports with the SEC. Shareholders with less than 1,000 shares of common stock, held of record in their name, immediately before the split will receive a cash payment equal to $38.00 per pre-split share. Shareholders with 1,000 or more shares of record in their name immediately before the split will continue to hold the same number of shares after completion of the split transaction. The proposed split transaction is subject to approval by the holders of a two-thirds majority of the issued and outstanding shares of the Company's common stock. Shareholders will be asked to approve the split transaction at a special meeting of shareholders, currently expected to be held in the fourth-quarter of 2005.

Based upon shareholders of record as of June 30, 2005, we expect the cash payment for repurchase of shares from non-continuing shareholders to be approximately $2,478,000 and the professional fees and other expenses related to the split transaction to total approximately $175,000. The Company anticipates funding this transaction with external debt and is in the process of securing financing at the present time.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Quarter ended June 30, 2005 compared with quarter ended June 30, 2004:

The Company recorded net income of $923,000 for the quarter ended June 30, 2005, compared with net income of $988,000 for the quarter ended June 30, 2004, a decrease of $65,000 or 6.6%. This decrease in net income resulted from increased operating expenses and lower other income which more than offset improved net interest income and a lower provision for loan losses.

Basic and diluted earnings per share were $.67 for the three months ended June 30, 2005, $.04 or 5.6% less than the same period in 2004. The Company's annualized return on average assets for the second quarter of 2005 was .97% compared to 1.04% during the second quarter of the prior year. The Company's annualized return on average equity for the three months ended June 30, 2005 and June 30, 2004 was 14.0% and 15.7%, respectively.

The distribution of average assets, liabilities and stockholders' equity and interest rates, as well as interest differential was as follows (dollar amounts in thousands and income and rates on fully taxable equivalent basis using statutory tax rates in effect for the year presented):

                                                                                 Three Months Ended          Three Months Ended
                                                                                    June 30, 2005               June 30, 2004
                                                                            ---------------------------   --------------------------
                                                                                                Average                      Average
                                                                             Balance  Interest    Rate    Balance  Interest    Rate
                                                                            --------------------------------------------------------
Assets
Taxable loans, net ......................................................   $277,697  $  4,319    6.22%   $268,798  $4,060   6.04%
Taxable investment securities available for sale ........................     22,505       170    3.02      19,648     175   3.56
Nontaxable investment securities and loans ..............................     18,230       314    6.89      19,186     330   6.89
Federal funds sold ......................................................     21,055       149    2.83      33,716      75    .89
Restricted investment securities ........................................      2,687        28    4.17       2,897      16   2.21
Interest-bearing deposits at financial
  institutions ..........................................................      7,520        58    3.09       8,499      56   2.64
                                                                            ----------------------------------------------------
        Total interest-earning assets ...................................    349,694     5,038    5.76%    352,744   4,712   5.34%
                                                                                       -------                      ------
Cash and due from banks .................................................     15,967                        15,205
Bank premises and equipment, net ........................................      7,292                         6,748
Life insurance contracts ................................................      4,507                         4,322
Other assets ............................................................      2,879                         2,744
                                                                            --------                      --------
        Total ...........................................................   $380,339                      $381,763
                                                                            ========                      ========
Liabilities
Deposits:
  Interest-bearing demand ...............................................   $127,519  $    399    1.26%   $134,395  $  192   0.57%
  Time ..................................................................    109,648       815    2.98     109,023     765   2.82
Note payable ............................................................      2,100        26    4.90       2,716      22   3.18
Other borrowings ........................................................     52,397       562    4.30      54,259     627   4.64
Junior subordinated debentures ..........................................      4,125       107   10.20       4,125     107  10.20
                                                                            ------------------            ----------------
        Total interest-bearing liabilities ..............................    295,789     1,909    2.59%    304,518   1,713   2.26%
                                                                                      --------                      ------
Noninterest-bearing deposits ............................................     52,604                        46,997
Other liabilities .......................................................      2,092                         1,922
                                                                            --------                      --------
        Total liabilities ...............................................    350,485                       353,437
Redeemable common stock held by KSOP ....................................      3,499                         3,072
Stockholders' Equity ....................................................     26,355                        25,254
                                                                            --------                      --------
        Total ...........................................................   $380,339                      $381,763
                                                                            ========                      ========
Net interest earnings ...................................................             $  3,129                      $2,999
                                                                                      ========                      ======

Net interest margin (net interest earnings divided by total
  interest-earning assets) ..............................................                         3.59%                      3.41%
                                                                                                 ======                     ======

Nonaccruing loans are included in the average balance of loans. Loan fees are not material.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

Critical Accounting Policy:

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes as well as the Management's Discussion and Analysis section presented elsewhere herein. Although management believes the levels of the allowance as of both June 30, 2005 and December 31, 2004 were adequate to absorb probable losses in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

The net interest margin increased to 3.59% during the second quarter of 2005 compared to 3.41% during the second quarter of 2004. The return on average interest-earning assets increased 42 basis points (from 5.34% in 2004 to 5.76% in 2005) while interest paid on average interest-bearing liabilities increased 33 basis points (from 2.26% in 2004 to 2.59% in 2005).

The Federal Reserve increased interest rates five times during the last seven months of 2004 and two more times during each of the first two quarters of 2005. The prime lending rate, which was 4.00% at the beginning of 2004, increased to 6.25% by June 30, 2005. Over the past few years, a period of historically low interest rates, the Company emphasized the utilization of interest rate floors on selected commercial and agricultural loans. During 2004 most, if not all, of such loans subject to interest rate floors were actually paying the floor rate. This resulted in the rates received on taxable loans during all of 2004 falling slightly less than the rates paid on interest-bearing liabilities (38 basis points and 42 basis points, respectively). As market interest rates have risen, rates received on taxable loans have increased eighteen basis points while rates paid on interest-bearing liabilities have increased thirty-three basis points when comparing the second quarters of 2005 and 2004. This result occurred due, in large measure, to the loans which are subject to floor rate pricing lagging market interest rate increases until such time as the floor rate has been exceeded and the loan repricing date met. Additionally, the mix of loans comprising the taxable loan portfolio, and pricing of new loan volume compared to existing loan rates, impact the overall yield earned. The extent of these impacts in the future will depend upon, among other things, the amount and timing of future market interest rate hikes and competitive pressures.

Rates received on taxable investment securities available for sale decreased during the second quarter of 2005, compared to the second quarter of 2004, by 54 basis points. Over the same time period, rates paid on interest-bearing liabilities increased 33 basis points. This was largely due to maturities and early calls of taxable investment securities coupled with reinvestment at appreciably lower interest rates. This portfolio, however, with an average maturity of only approximately two years, may be able to reprice higher if market interest rates remain at their current level or experience further increases.

Rates received during the quarter ended June 30, 2005, versus the same quarter of 2004, on nontaxable investment securities available for sale and on nontaxable loans remained unchanged while rates paid on interest-bearing liabilities increased 33 basis points. Most of the nontaxable investment securities available for sale were purchased when market interest rates were higher than rates currently available, despite recent interest rate hikes. In the current interest rate environment, when nontaxable investment securities mature or are sold, called, or otherwise paid down, the reinvestment rate available is frequently lower than the yield of the liquidating security.

The rate received on overnight federal funds sold to other banks increased 194 basis points during the second quarter of 2005, compared to the same quarter of 2004. This increase was primarily attributable to the monetary policy shift of the Federal Reserve which has caused overnight federal funds rates to significantly rise. For the quarter ended June 30, 2005, average federal funds sold to total average assets had been reduced to 5.5% from 8.8% during the same quarter in 2004. These federal funds sold can be used to fund future loan demand, deposit or other liability outflows, investment securities purchases, or various other purposes as identified by management.

The rate earned on interest-bearing deposits at financial institutions (primarily FDIC insured certificates of deposit) increased 45 basis points during the second quarter of 2005 versus the same quarter of 2004, while the average balance decreased $979,000. This asset category yielded 26 basis points over federal funds sold with little, if any, credit risk. The average duration of interest-bearing deposits at financial institutions was less than two years during the quarter ended June 30, 2005.

During this period of rising market interest rates, the rates paid on interest-bearing demand deposits rose 69 basis points. In contrast, the rates paid on time deposits increased only sixteen basis points when comparing the second quarters of 2005 and 2004 as time deposits tend to reprice higher at a slower pace than interest-bearing demand deposits due to their longer maturities.

The rate paid on the note payable outstanding increased 172 basis points during the second quarter of 2005 compared to the same quarter last year. This was the result of nine increases during the last seven months of 2004 and first six months of 2005 in the prime lending rate to which the note payable rate is tied. This rate rose from 4.00% to 6.25% over this time frame.

The usage of wholesale funding sources (primarily Federal Home Loan Bank advances), while mitigating intermediate and long-term interest rate risk, tended to represent a relatively higher cost of funds than deposits for the Company. The Company's average rate paid for such Federal Home Loan Bank advances and other funds, however, was reduced by 34 basis points when comparing the second quarters of 2005 and 2004. Management reduced reliance on wholesale funding sources as evidenced by the average balance in this category declining nearly $1.9 million during the second quarter of 2005 compared to the second quarter of 2004.

Intense competition for all types of loans and deposits tends to limit the Company's ability to control pricing and other terms when dealing with customers. Despite these limitations, the Company was able to increase the overall net interest margin to 3.59% during the three months ended June 30, 2005, compared to 3.41% for the same period last year.

Provisions for loan losses were $60,000 and $90,000 for the three months ended June 30, 2005 and June 30, 2004, respectively. Net loan charge-offs for the quarter ended June 30, 2005 totaled $4,000 compared to net charge-offs of $26,000 for the same quarter in 2004.

Other income results from the charges and fees collected by the Company from its customers for various services performed, gross trust department revenue, miscellaneous other income, gains (or losses) from the sale of investment securities in the available for sale category and loans, as well as income from corporate owned life insurance. Total other income for the second quarter of 2005 was $758,000, which was $86,000 or 10.2% less than the second quarter of 2004. Service fees, particularly on deposit accounts, were the largest single component of the other income category, totaling $486,000 or $1,000 more than the same quarter last year. Trust department income rose $3,000 or 3.2% while gains on loans sold decreased $37,000 or 39.4%. Income on corporate owned life insurance increased $5,000 or 11.6%. Finally, miscellaneous other income decreased $58,000 or 45.7% due in large measure to a non-recurring revenue item recognized during the second quarter of 2004. No securities gains were recognized during the second quarters of 2005 or 2004.

Operating expenses include all of the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. For the quarter ended June 30, 2005, salaries and employee benefits, the largest component of operating expenses, increased $74,000 or 5.8% due to normal raises, incentives and the rising cost of health care. Additionally, a new branch was opened in December 2004, with its related operating expenses, including salaries and benefits being reflected in 2005. Occupancy and equipment expenses increased $11,000 or 3.2% as depreciation and property taxes rose. All other operating expenses increased $92,000 or 15.8% due in large measure to the new branch discussed above coupled with normal cost increases in various other expense categories. Total operating expenses increased $177,000 or 8.0% during the second quarter of 2005 versus the same quarter last year. Increased costs of regulatory compliance in general, and the Sarbanes Oxley Act of 2002 in particular, as well as technology spending continue to challenge the Company in its effort to control expenses while maintaining strong productivity, efficiency, capacity and high quality customer service.

Income tax expense for the quarter ended June 30, 2005 of $415,000 represented 31.0% of income before taxes. For the comparable quarter last year, income tax expense was 31.2% of income before tax.

The efficiency ratio, defined as noninterest expense, excluding the provision for loan losses, as a percentage of net interest income plus noninterest income, was 63.0% and 59.1% for the three months ended June 30, 2005 and 2004, respectively. The primary reasons for this change in the efficiency ratio were the overhead expenses associated with the new branch, increased regulatory compliance costs, the cost of technology, and the other reasons discussed previously in this report.

Results of Operations:

Six months ended June 30, 2005 compared with six months ended June 30, 2004

The Company recorded net income of $1,689,000 for the six months ended June 30, 2005, compared with net income of $1,811,000 for the first half of 2004, a decrease of $122,000 or 6.7%. This decrease in net income resulted primarily from higher operating expenses and provisions for loan losses more than offsetting an increase in net interest income.

Basic and diluted earnings per share were $1.22 for the six months ended June 30, 2005, $.07 or 5.4% less than the same period in 2004. The Company's annualized return on average assets for the first half of 2005 was .90% compared to .96% during the same period of the prior year. The Company's annualized return on average equity for the six months ended June 30, 2005 and June 30, 2004 was 13.0% and 14.4%, respectively.

The distribution of average assets, liabilities and stockholders' equity and interest rates, as well as interest differential was as follows (dollar amounts in thousands and income and rates on fully taxable equivalent basis using statutory tax rates in effect for the year presented):

                                                           Six Months Ended                    Six Months Ended
                                                            June 30, 2005                        June 30, 2004
                                                   ----------------------------------    --------------------------------
                                                                              Average                             Average
                                                   Balance     Interest        Rate      Balance    Interest       Rate
                                                   ----------------------------------------------------------------------
Assets
Taxable loans, net .............................   $275,604    $  8,489        6.16%     $265,200   $  8,133       6.13%
Taxable investment securities available for sale     21,479         324        3.02%       19,844        376       3.79%
Nontaxable investment securities and loans .....     18,508         636        6.87%       19,017        655       6.89%
Federal funds sold .............................     23,054         297        2.58%       35,517        157       0.89%
Restricted investment securities ...............      2,682          52        3.88%        2,949         27       1.83%
Interest-bearing deposits at financial
  institutions .................................      7,910         118        2.98%        8,019         98       2.44%
                                                   --------------------                  -------------------
        Total interest-earning assets ..........    349,237       9,916        5.68%      350,546      9,446       5.39%
                                                               --------                             --------
Cash and due from banks ........................     15,816                                14,730
Bank premises and equipment, net ...............      7,314                                 6,747
Life insurance contracts .......................      4,486                                 4,301
Other assets ...................................      2,994                                 2,705
                                                   --------                              --------
        Total ..................................   $379,847                              $379,029
                                                   ========                              ========
Liabilities
Deposits:
  Interest-bearing demand ......................   $128,310    $    751        1.18%     $130,235   $    369       0.57%
  Time .........................................    109,393       1,591        2.93%      109,531      1,566       2.88%
Note payable ...................................      2,100          49        4.67%        2,738         45       3.26%
Other borrowings ...............................     52,077       1,108        4.29%       55,673      1,296       4.70%
Junior subordinated debentures .................      4,125         213       10.26%        4,125        213      10.26%
                                                   --------------------                  -------------------
        Total interest-bearing liabilities .....    296,005       3,712        2.53%      302,302      3,489       2.33%
                                                               --------                             --------
Noninterest-bearing deposits ...................     51,835                                46,440
Other liabilities ..............................      2,271                                 1,809
                                                   --------                              --------
        Total liabilities ......................    350,111                               350,551
Redeemable common stock held by KSOP ...........      3,574                                 3,038
Stockholders' Equity ...........................     26,162                                25,440
                                                   --------                              --------
        Total ..................................   $379,847                              $379,029
                                                   ========                              ========

Net interest earnings ..........................               $  6,204                             $  5,957
                                                               ========                             ========

Net interest margin (net interest earnings
divided by total interest-earning assets) ......                               3.55%                               3.40%
                                                                              ======                              ======

Nonaccruing loans are included in the average balance. Loan fees are not material.

The net interest margin increased to 3.55% during the first half of 2005 compared to 3.40% during the first half of 2004. The return on average interest-earning assets increased 29 basis points (from 5.39% in 2004 to 5.68% in 2005) and interest paid on average interest-bearing liabilities increased 20 basis points (from 2.33% in 2004 to 2.53% in 2005).

Rates received during the first two quarters of 2005, compared to the same period in 2004, on taxable loans increased less than rates paid on interest-bearing liabilities (increases of three and 20 basis points, respectively).

Rates received on taxable investment securities available for sale decreased during the first six months of 2005, compared to the same period in 2004, by 77 basis points. This was largely due to maturities and early calls of taxable investment securities coupled with reinvestment at appreciably lower interest rates. This portfolio, however, with an average maturity of only approximately two years, may be able to reprice higher if market interest rates remain at their current level or experience further increases.

Rates received during the first half of 2005, versus the first half of 2004, on nontaxable investment securities available for sale and on nontaxable loans decreased two basis points while rates paid on interest-bearing liabilities increased 20 basis points. Most of the nontaxable investment securities available for sale were purchased when market interest rates were higher than rates currently available, despite recent interest rate hikes. In the current interest rate environment, when nontaxable investment securities mature or are sold, called, or otherwise paid down, the reinvestment rate available is frequently lower than the yield of the liquidating security.

The rate received on overnight federal funds sold to other banks increased 169 basis points during the first six months of 2005, compared to the same period in 2004. This increase was primarily attributable to the monetary policy of the Federal Reserve which has caused overnight federal funds rates to significantly rise. As of June 30, 2005, total federal funds sold represented 3.6% of total assets, down from 6.5% of total assets a year ago. These federal funds sold can be used to fund future loan demand, deposit or other liability outflows, investment securities purchases, or various other purposes as identified by management.

The rate earned on interest-bearing deposits at financial institutions (primarily FDIC insured certificates of deposit) increased 54 basis points during the first six months of 2005 versus the first six months of 2004, while the average balance remained relatively constant. This asset category yielded 40 basis points over federal funds sold with little, if any, credit risk. The average duration of interest-bearing deposits at financial institutions was less than two years during the six months ended June 30, 2005.

During this period of rising interest rates, the rates paid on interest-bearing demand deposits rose 61 basis points when comparing the first two quarters of 2005 and 2004. Over the same comparison period, rates paid on time deposits increased only five basis points as time deposits tend to reprice higher at a slower pace than interest-bearing demand deposits due to their longer maturities.

The rate paid on the note payable outstanding increased 141 basis points during the first six months of 2005 compared to the same period in 2004. This was the result of nine increases during the last seven months of 2004 and first six months of 2005 in the prime lending rate to which the note payable rate is tied. This rate rose from 4.00% to 6.25% over this time frame.

The usage of wholesale funding sources (primarily Federal Home Loan Bank advances), while mitigating intermediate and long-term interest rate risk, tended to increase overall interest expense. The Company's average rate paid for such Federal Home Loan Bank advances and other funds was reduced by 41 basis points when comparing the first six months of 2005 and 2004. Management reduced reliance on wholesale funding sources as evidenced by the average balance in this category declining over $3.5 million during the first six months of 2005 compared with 2004.

Intense competition for all types of loans and deposits tends to limit the Company's ability to control pricing and other terms when dealing with customers. Despite these limitations, the Company was able to increase the overall net interest margin to 3.55% during the six months ended June 30, 2005, compared to 3.40% for the same period last year.

Provisions for loan losses were $300,000 for the six months ended June 30, 2005, compared to $260,000 for the six months ended June 30, 2004. Net loan charge-offs for the first half of 2005 totaled $230,000 compared to net charge-offs of $166,000 for the same period in 2004. The vast majority of net loan charge-offs in 2005 was attributable to one borrower.

Other income results from the charges and fees collected by the Company from its customers for various services performed, gross trust department revenue, miscellaneous other income and gains (or losses) from the sale of investment securities in the available for sale category and loans. Total other income for the first six months of 2005 was $1,516,000, which was $20,000 or 1.3% less than the first six months of 2004. Service fees, particularly on deposit accounts, were the largest single area of growth in the other income category, exhibiting an increase of $46,000 or 5.0%. Trust department income grew $10,000 or 5.3; gains on loans sold declined $5,000 or 4.4%; and income on corporate owned life insurance rose $8,000 or 9.0%. Finally, miscellaneous other income declined $46,000 or 23.1% due in large measure to a non-recurring revenue item recognized during the second quarter of 2004. No securities gains were recognized during the first six months of 2005 compared to $33,000 of such gains in 2004.

Operating expenses include all of the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. For the six months ended June 30, 2005, salaries and employee benefits, the largest component of operating expenses, increased $159,000 or 6.2% due to normal raises, incentives and the rising cost of benefits. Additionally, a new branch was opened in December 2004, with its related operating expenses including salaries and benefits being reflected in the first six months of 2005. Occupancy and equipment expenses increased $35,000 or 5.0%. All other operating expenses increased $182,000 or 16.1% due in large measure to the new branch discussed above and the final settlement in the first quarter of 2004 of a non-recurring liability at an amount approximately $20,000 more advantageous to the Company than previously anticipated and accrued for. Total operating expenses increased $376,000 or 8.6% during the first half of 2005 versus the same period the prior year. Increased costs of regulatory compliance in general, and the Sarbanes Oxley Act of 2002 in particular, as well as technology spending continue to challenge the Company in its effort to control expenses while maintaining strong productivity, efficiency, capacity and high quality customer service

Income tax expense for the first six months of 2005 was 31.1% of income before tax. For the comparable period last year income tax expense was 31.3% of income before tax.

The efficiency ratio, defined as noninterest expense, excluding the provision for loan losses, as a percentage of net interest income plus noninterest income, was 63.3% and 60.2% for the six months ended June 30, 2005 and 2004, respectively. The primary reasons for this change in the efficiency ratio were the overhead expenses associated with the new branch, increased regulatory compliance costs, the cost of technology, and the other reasons discussed previously in this report.

Discussion and Analysis of Financial Condition

The Company's assets at June 30, 2005 totaled $376,429,000, an increase of $12,246,000 or 3.4% from December 31, 2004. As of June 30, 2005, the Company had $13,616,000 of federal funds sold compared to $12,300,000 at December 31, 2004. This increase resulted from growth in deposits and securities sold under agreements to repurchase which grew more than loans and investments available for sale (see below for further discussion). These liquid assets, federal funds sold, may be used to fund future loan growth, deposit or other liability outflows, purchases of investment securities available for sale, or for various other purposes as identified by management.

At June 30, 2005, interest-bearing deposits at financial institutions (primarily fully FDIC insured certificates of deposit) as well as some interest-bearing demand accounts at various banking institutions totaled $6,731,000 versus $8,395,000 at December 31, 2004. This decline was chiefly due to the yield spreads available on new interest-bearing deposits being less than Company established target spreads to alternative investments.

Total available for sale securities increased $3,649,000 or 12.0% during the first six months of 2005 to total $33,974,000 at June 30, 2005. The Banks emphasize purchase of securities with maturities of five years and less as such purchases typically offer reasonable yields with limited credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities are owned in order to enhance overall portfolio yield without significantly increasing risk. In the rising interest rate environment which continued during the first two quarters of 2005, the subsidiary banks purchased more securities than the total of securities that were sold, matured, called, or paid down. However, most of the securities that were purchased had rather short maturities or likely early call dates. Securities sold during the first two quarters of 2005 and 2004 totaled none and $1,151,000, respectively, and resulted in net gains recognized of none and $33,000, respectively.

Net loans totaled $287,829,000 at June 30, 2005, an increase of $6,930,000 or 2.5% from December 31, 2004. Competition for high-quality loans remains intense in all loan categories. The Company's first half of 2005 proceeds from sales of real estate loans in the secondary market totaled $6,265,000, which was very similar to the $6,219,000 for the same period in 2004.

The allowance for possible loan losses is maintained at the level considered adequate by management of the Banks to provide for probable losses in the existing loan portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. In determining the adequacy of the allowance balance, management makes continuous evaluations of the loan portfolio and related off-balance sheet commitments and considers current economic conditions, the composition of the loan portfolio, historical loan loss experience, the review of specific problem loans, the estimated net realizable value or the fair value of the underlying collateral, and other factors. There can be no assurance that loan losses will not exceed the estimated amounts or that the company will not be required to make additional provisions for loan losses in the future. Asset quality is a constant priority for the Company and its subsidiary banks. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of non-performing, charge-offs, and delinquencies could rise, thus requiring further increases in the provision.

Nonaccrual loans totaled $2,441,000 at June 30, 2005, an increase of $773,000 or 46.3% from December 31, 2004. This increase was primarily related to three loan relationships at our Fairfield subsidiary bank which were moved to nonaccrual status during the first half of 2005. Management is closely monitoring these, and all other, nonaccrual loan relationships. There was a total of $38,000 other real estate owned at June 30, 2005 compared to $77,000 at December 31, 2004. Loans past due 90 days or more and still accruing totaled $178,000, which was $29,000 or 14.0% less than at year-end 2004. The allowance for possible loan losses of $3,456,000 at June 30, 2005, represented 1.2% of gross loans and 130% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing. At December 31, 2004, the allowance for possible loan losses of $3,385,000 represented 1.2% of gross loans and 173% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

Total deposits at June 30, 2005, were $290,333,000, an increase of $12,598,000 or 4.5% from the balance at December 31, 2004. Certificates of deposit represented on average for the six months ended June 30, 2005, approximately 38% of total deposits. Interest-bearing demand deposits, comprised of savings, money market and NOW accounts, represented another 44% of average deposits. The final 18% of average deposits were in noninterest-bearing accounts. Securities sold under agreements to repurchase increased $1,181,000 (20.1%) to total $7,066,000 as more corporate dollars were directed to this category. Advances borrowed from the Federal Home Loan Bank declined by $2,637,000 from year end 2004, totaling $40,279,000 at quarter end, as management has put less emphasis on this funding source.

The note payable balance of $2,100,000 at June 30, 2005, was unchanged from the balance at December 31, 2004. The next scheduled annual principal payment of $600,000 is due at the end of the third quarter of 2005. This is a variable rate revolving five-year term note priced at Prime Rate less one percent, with a floor of 3.25% and a ceiling of 5.25%.


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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At June 30, 2005, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range and, thus, the Company is theoretically positioned to benefit from a decline in interest rates within the next year.

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at June 30, 2005, were $290,333,000 or 77.1% of total liabilities and equity.

Federal funds sold overnight totaled $13,616,000 or 3.6% of June 30, 2005 total assets. These federal funds sold may be used to fund loans as well as deposit withdrawals, or for other purposes as defined by management.

Securities available for sale with a fair value totaling $33,974,000 at quarter-end included net unrealized gains of approximately $270,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by management.

Capital

Stockholders' equity increased $963,000 (3.7%) during the six months ended June 30, 2005. The year-to-date increase included net income of $1,689,000, the decrease of $161,000 in accumulated other comprehensive income, $692,000 of dividends declared to shareholders, and the $127,000 decrease in the maximum obligation related to KSOP shares.

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

A comparison of the Company's capital as of June 30, 2005 with the requirements to be considered adequately capitalized is presented below.

                                                                  For Capital
                                                   Actual      Adequacy Purposes
                                                   -----------------------------

Total capital to risk-weighted assets ........     12.8%             8.00%
Tier 1 capital to risk-weighted assets .......     11.6%             4.00%
Tier 1 capital to average assets .............      8.8%             4.00%

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

Trends, Events or Uncertainties

Officers and directors of the Company and its subsidiaries have had, and may have in the future, banking transactions in the ordinary course of business of the Company's subsidiaries. In the opinion of management, all such transactions are on substantially the same terms, including interest rates on loans and collateral, as those prevailing at the time for comparable transactions with others, involve no more than normal risk of collectibility, and present no other unfavorable features. One such loan relationship, however, which resulted in a first quarter 2005 net charge-off of $211,000, was with a related party of a subsidiary bank director.

Special Note Concerning Forward-Looking Statements

This document contains, and future oral and written statements of the Company and its management may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

A number of factors, many of which are beyond the ability of the Company to control or predict, could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following: (i) the strength of the local and national economy; (ii) the economic impact of any future terrorist threats or attacks; (iii) changes in state and federal laws, regulations and governmental policies concerning the Company's general business; (iv) changes in interest rates and prepayment rates of the Company's assets; (v) increased competition in the financial services sector and the inability to attract new customers; (vi) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (vii) the loss of key executives or employees; (viii) changes in consumer spending;
(ix) unexpected results of acquisitions; (x) unexpected outcomes of existing or new litigation involving the Company; (xi) changes in accounting policies and practices; and (xii) the successful completion of the "going private" transaction that was announced on July 22, 2005. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the quantitative and qualitative market risks since the prior year-end. Such risks were described in the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer (Chairman of the Board, President and CEO) and principal financial officer (Executive Vice President, Chief Operating Officer & Treasurer), of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's disclosure controls or internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's disclosure controls or internal control over financial reporting.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                            Part II OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Company held at its offices on April 21, 2005, the shareholders elected the following individuals to the Board of Directors for the indicated terms:

                           Votes in Favor   Votes Withheld         Term
                           ----------------------------------------------

Craig R. Foss                 1,082,192             50            3 years
Donald R. Heckman               969,672        112,570            3 years
D. Scott Ingstad              1,082,192             50            3 years
Beverly J. White                970,032        112,210            3 years

After the Annual Meeting, Kim K. Bartling, Larry L. Emmert, David R. Housley and Richard L. Shepley will continue as directors with their current term expiring in 2006 and Roy J. Carver, Jr., Stephen R. Cracker, Dr. Victor G. McAvoy and John "Jay" S. McKee will continue as directors with their current term expiring in 2007.

At the Annual Meeting the shareholders also ratified the election of McGladrey & Pullen, LLP as independent registered public accounting firm for the fiscal year ending December 31, 2005 with 968,812 votes in favor and 113,430 votes against.

Item 5.  Other Information

On July 22, 2005, the Company's board of directors announced a plan to suspend its obligation to file reports with the Securities and Exchange Commission, by means of a 1-for-1,000 reverse split of the Company's common stock, followed immediately by a 1,000-for-1 forward split. The effect of this transaction would be to reduce the number of shareholders of record to less than 300, thereby suspending the Company's obligation to file reports with the SEC. Shareholders with less than 1,000 shares of common stock, held of record in their name, immediately before the split will receive a cash payment equal to $38.00 per pre-split share. Shareholders with 1,000 or more shares of record in their name immediately before the split will continue to hold the same number of shares after completion of the split transaction. The proposed split transaction is subject to approval by the holders of a two-thirds majority of the issued and outstanding shares of the Company's common stock. Shareholders will be asked to approve the split transaction at a special meeting of shareholders, currently expected to be held in the fourth-quarter of 2005.

Based upon shareholders of record as of June 30, 2005, we expect the cash payment for repurchase of shares from non-continuing shareholders to be approximately $2,478,000 and the professional fees and other expenses related to the split transaction to total approximately $175,000. The Company anticipates funding this transaction with external debt and is in the process of securing financing at the present time.

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


                             IOWA FIRST BANCSHARES CORP.

                                 (Registrant)


August 5, 2005                          /s/ D. Scott Ingstad
--------------                          ----------------------------------------
Date                                    D. Scott Ingstad, Chairman of
                                        the Board, President and CEO



August 5, 2005                          /s/ Kim K. Bartling
--------------                          ----------------------------------------
Date                                    Kim K. Bartling, Executive Vice
                                        President, Chief Operating
                                        Officer & Treasurer