Form 10-Q
period 2005-09-30
IOWA FIRST BANCSHARES CORP
filed 2005-11-15
CIK 740155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended September 30, 2005
                                      ------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

       For the transition period from ___________________ to ___________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

At November 10, 2005, there were 1,382,669 shares of the registrant's common stock outstanding.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                        PAGE NO.

PART 1   Financial Information

         Item 1.   Financial Statements

                   Consolidated Condensed Balance Sheets,
                   September 30, 2005 and December 31, 2004                    3

                   Consolidated Condensed Statements of
                   Income, Three and Nine Months Ended
                   September 30, 2005 and 2004                                 4

                   Consolidated Condensed Statements of
                   Cash Flows, Nine Months Ended
                   September 30, 2005 and 2004                                 5

                   Notes to Consolidated Condensed
                   Financial Statements                                      6-7


         Item 2.   Management's Discussion and Analysis
                   Of Financial Condition and Results of
                   Operations                                               8-16

         Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk                                                16

         Item 4.   Controls and Procedures                                    16

PART II  Other Information

         Item 1.   Legal Proceedings                                          17

         Item 2.   Unregistered Sales of Equity Securities and Use
                   Of Proceeds                                                17

         Item 3.   Defaults Upon Senior Securities                            17

         Item 4.   Submission of Matters to a Vote of Security Holders        17

         Item 5.   Other Information                                          17

         Item 6.   Exhibits                                                   17

Signatures                                                                    18

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                     September 30,  December 31,
                                                          2005         2004
                                                     ---------------------------
ASSETS

Cash and due from banks ............................   $  18,928    $  14,730
Interest-bearing deposits at financial institutions        5,911        8,395
Federal funds sold .................................       3,075       12,300
Investment securities available for sale ...........      33,763       30,325
Loans, net of allowance for loan losses
  September 30, 2005, $3,465; December 31,
  2004, $3,385 .....................................     292,147      280,899
Bank premises and equipment, net ...................       7,198        7,411
Accrued interest receivable ........................       2,472        2,046
Life insurance contracts ...........................       4,572        4,438
Restricted investment securities ...................       2,783        2,659

Other assets .......................................       1,261          980
                                                       ----------------------
        TOTAL ASSETS ...............................   $ 372,110    $ 364,183
                                                       ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES


Noninterest bearing deposits .......................   $  53,321    $  50,070
Interest bearing deposits ..........................     230,514      227,665
                                                       ----------------------
        TOTAL DEPOSITS .............................     283,835      277,735
Note payable .......................................       1,700        2,100
Securities sold under agreements to
  repurchase .......................................       7,689        5,885
Federal Home Loan Bank advances ....................      41,686       42,916
Treasury tax and loan open note ....................          48           74
Junior subordinated debentures .....................       4,125        4,125
Dividends payable ..................................         346          345
Other liabilities ..................................       2,178        1,769
                                                       ----------------------
        TOTAL LIABILITIES ..........................     341,607      334,949
                                                       ----------------------

Redeemable common stock held by employee stock
  ownership plan with 401(k) provisions (KSOP) .....       3,566        3,517
                                                       ----------------------

STOCKHOLDERS' EQUITY

Common stock .......................................         200          200
Additional paid-in capital .........................       4,255        4,255
Retained earnings ..................................      39,909       38,416
Accumulated other comprehensive income .............         106          330
Less cost of common shares acquired for the treasury     (13,967)     (13,967)
Less maximum cash obligation related to KSOP shares       (3,566)      (3,517)
                                                       ----------------------
        TOTAL STOCKHOLDERS' EQUITY .................      26,937       25,717
                                                       ----------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .   $ 372,110    $ 364,183
                                                       ======================

See notes to Consolidated Condensed Financial Statements.

                  Iowa First Bancshares Corp. and Subsidiaries
                   Consolidated Condensed Statements of Income
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                 Three Months Ended  Nine Months Ended
                                                    September 30,      September 30,
                                                    2005     2004      2005      2004
                                                 -------------------------------------
INTEREST AND DIVIDEND INCOME:
  Loans, including fees:
    Taxable ...................................   $ 4,506   $ 4,127   $12,995   $12,260
    Nontaxable ................................        67        59       198       154
  Investment securities available for sale:
    Taxable ...................................       175       141       499       517
    Nontaxable ................................       134       163       423       500
  Federal funds sold ..........................        58        63       355       220
  Restricted investment securities ............         6        18        58        45
  Interest bearing deposits and other .........        57        60       175       158
                                                  -------------------------------------
        Total interest and dividend income ....     5,003     4,631    14,703    13,854
                                                  -------------------------------------

INTEREST EXPENSE:
  Deposits ....................................     1,266       963     3,608     2,898
  Note payable ................................        28        24        77        69
  Other borrowed funds ........................       539       580     1,647     1,876
  Junior subordinated debentures ..............       106       106       319       319
                                                  -------------------------------------
        Total interest expense ................     1,939     1,673     5,651     5,162
                                                  -------------------------------------

        Net interest income ...................     3,064     2,958     9,052     8,692
Provision for loan losses .....................        90       120       390       380
                                                  -------------------------------------

        Net interest income after provision for
        loan losses ...........................     2,974     2,838     8,662     8,312
                                                  -------------------------------------

Other income:
  Trust department ............................        99        95       296       282
  Service fees ................................       540       535     1,500     1,449
  Investment securities gains, net ............        --        12        --        45
  Gains on loans sold .........................        44        23       153       137
  Life insurance contracts ....................        46        43       143       132
  Other .......................................        66        87       219       286
                                                  -------------------------------------
        Total other income ....................       795       795     2,311     2,331
                                                  -------------------------------------

Operating expenses:
  Salaries and employee benefits ..............     1,413     1,325     4,122     3,875
  Occupancy expenses, net .....................       202       195       598       569
  Equipment expenses ..........................       185       155       518       475
  Office supplies, printing, and postage ......        82        79       256       237
  Computer costs ..............................       138       126       400       386
  Advertising and business promotion ..........        51        41       145       121
  Going private transaction expenses ..........        98        --        98        --
  Other operating expenses ....................       364       318     1,148       952
                                                  -------------------------------------
        Total operating expenses ..............     2,533     2,239     7,285     6,615
                                                  -------------------------------------


        Income before income taxes ............   $ 1,236   $ 1,394   $ 3,688   $ 4,028
Income taxes ..................................       394       424     1,157     1,247
                                                  -------------------------------------

        Net income ............................   $   842   $   970   $ 2,531   $ 2,781
                                                  =====================================

Net income per common share, basic and diluted    $  0.61   $  0.70   $  1.83   $  1.99
                                                  =====================================

Dividends declared per common share ...........   $  0.25   $  0.24   $   .75   $   .73
                                                  =====================================

Comprehensive income ..........................   $   779   $ 1,188   $ 2,307   $ 2,487
                                                  =====================================

See notes to Consolidated Condensed Financial Statements.

                  Iowa First Bancshares Corp. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
              For The Nine Months Ended September 30, 2005 and 2004
                                 (In Thousands)
                                   (Unaudited)

                                                                         2005        2004
                                                                       --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .........................................................   $  2,531    $  2,781
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Proceeds from loans sold .........................................      8,907       7,649
  Loans underwritten ...............................................     (8,320)     (7,512)
  Gains on loans sold ..............................................       (153)       (137)
  Provision for loan losses ........................................        390         380
  Investment securities gains, net .................................         --         (45)
  Depreciation .....................................................        482         427
  Amortization of premiums and accretion of discounts
    on investment securities available for sale, net ...............        209         153
  Net increase in accrued interest receivable ......................       (426)        (79)
  Net (increase) decrease in other assets ..........................        (25)         44
  Net increase in other liabilities ................................        543         297
                                                                       --------------------
        Net cash provided by operating activities ..................   $  4,138    $  3,958
                                                                       --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in interest-bearing deposits
    at financial institutions ......................................   $  2,484      (1,465)
  Net decrease in federal funds sold ...............................      9,225       8,507
  Proceeds from sales of available for sale securities .............         --       2,548
  Proceeds from maturities, calls and paydowns of available for sale      5,047      14,276
    securities
  Purchases of available for sale securities .......................     (9,052)    (11,448)
  Net increase in loans ............................................    (12,328)     (8,871)
  Purchases of bank premises and equipment .........................       (269)       (614)
  Increase in cash value of life insurance contracts ...............       (134)       (124)
  Net (purchases) sales of restricted investment securities ........       (124)        340
                                                                       --------------------
        Net cash provided by (used in) investing activities ........   $ (5,151)   $  3,149
                                                                       --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in noninterest-bearing deposits .....................   $  3,251    $  2,476
  Net increase in interest-bearing deposits ........................      2,849       3,171
  Net increase in securities sold under agreements to repurchase ...      1,804       1,953
  Proceeds from note payable .......................................      1,700          --
  Repayment of note payable ........................................     (2,100)       (600)
  Net decrease in treasury tax and loan open note ..................        (26)       (474)
  Advances from Federal Home Loan Bank .............................      4,000          --
  Payments of advances from Federal Home Loan Bank .................     (5,230)     (9,113)
  Cash dividends paid ..............................................     (1,037)     (1,021)
  Purchases of common stock for the treasury .......................         --      (1,111)
                                                                       --------------------
        Net cash provided by (used in) financing activities ........   $  5,211    $ (4,719)
                                                                       --------------------
Net increase in cash and due from banks ............................      4,198       2,388
Beginning cash and due from banks ..................................   $ 14,730    $ 12,988
                                                                       --------------------
Ending cash and due from banks .....................................   $ 18,928    $ 15,376
                                                                       ====================

Supplemental Disclosures of Cash Flow Information,
  cash payments for:
  Interest .........................................................   $  5,472    $  5,116
  Income taxes .....................................................      1,119       1,156
Supplemental Schedule of Noncash Investing and Financing Activities:
  Change in accumulated other comprehensive income, unrealized
  (losses) on investment securities available for sale, net ........       (224)       (294)
  (Increase) in maximum cash obligations related to KSOP shares ....        (49)       (200)
  Transfers of loans to other real estate owned ....................        256          90


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

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries, except Iowa First Capital Trust I, which does not meet the criteria for consolidation. The consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2004 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Note 2. Capital Stock and Earnings Per Share

Common shares and preferred stock authorized total 6,000,000 shares and 500,000 shares, respectively. Basic earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Diluted earnings per share is arrived at by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding for the respective period. The average number of shares of common stock outstanding for the three and nine months ended September 30, 2005 was 1,382,669. The average number of shares of common stock outstanding for the three and nine months ended September 30, 2004 were 1,384,640 and 1,399,040, respectively. There were no common stock equivalents in 2005 or 2004.

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


Financial instruments whose contract amounts represent credit risk:

                                                  September 30,     December 31,
                                                      2005              2004
                                                  ------------------------------

Commitments to extend credit .............        $50,572,000       $40,467,000
Standby letters of credit ................          2,400,000         1,121,000

The commitments to extend credit above are net of participations sold to other banks. Total participations sold to other banks related to the commitments to extend credit were $14,144,000 and $18,143,000 at September 30, 2005 and December 31, 2004, respectively.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year, or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Banks would be entitled to seek recovery from the customer. At September 30, 2005 and December 31, 2004 no amounts have been recorded as liabilities for the Banks' potential obligations under these guarantees.

The Company has also executed contracts for the sale of mortgage loans in the secondary market in the amount of none and $434,000 as of September 30, 2005 and December 31, 2004, respectively. These amounts are classified as loans held for sale and are included in loans at the respective balance sheet dates.

Note 4.   Potential Change in Corporate Structure

     On July 22, 2005, the Company's board of directors announced a plan to suspend its obligation to file reports with the Securities and Exchange Commission, by means of a 1-for-1,000 reverse split of the Company's common stock, followed immediately by a 1,000-for-1 forward split. The effect of this transaction would be to reduce the number of shareholders of record to less than 300, thereby suspending the Company's obligation to file reports with the SEC. Shareholders with less than 1,000 shares of common stock, held of record in their name, immediately before the split will receive a cash payment equal to $38.00 per pre-split share. Shareholders with 1,000 or more shares of record in their name immediately before the split will continue to hold the same number of shares after completion of the split transaction. The proposed split transaction is subject to approval by the holders of a two-thirds majority of the issued and outstanding shares of the Company's common stock. Shareholders will be asked to approve the split transaction at a special meeting of shareholders scheduled for November 22, 2005. Based upon shareholders of record as of September 30, 2005, we expect the cash payment for repurchase of shares from non-continuing shareholders to be approximately $2,478,000 and the professional fees and other expenses related to the split transaction to total approximately $185,000. The Company anticipates funding this transaction with external debt. A line of credit has been established, effective September 29, 2005, which, after a draw period of several months, will be converted to a five-year loan with a ten-year amortization period, bearing interest at the prime rate less 1.25%, with a ceiling of 6.5%. Principal payments will be made on a semi-annual basis with interest paid quarterly. This loan is secured by 100% of the outstanding stock of the Banks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Quarter ended September 30, 2005 compared with quarter ended September 30, 2004:

The Company recorded net income of $842,000 for the quarter ended September 30, 2005, compared with net income of $970,000 for the quarter ended September 30, 2004, a decrease of $128,000 or 13.2%. This decrease in net income resulted from increased operating expenses which more than offset improved net interest income and a lower provision for loan losses.

Basic and  diluted  earnings  per share  were  $.61 for the three  months  ended
September 30, 2005, $.09 or 12.9% less than the same period in 2004. The Company's annualized return on average assets for the third quarter of 2005 was ..90% compared to 1.05% during the third quarter of the prior year. The Company's annualized return on average equity for the three months ended September 30, 2005 and September 30, 2004 was 12.5% and 15.1%, respectively.

The distribution of average assets, liabilities and stockholders' equity and interest rates, as well as interest differential was as follows (dollar amounts in thousands and income and rates on fully taxable equivalent basis using statutory tax rates in effect for the year presented):

                                                          Three Months Ended                Three Months Ended
                                                          September 30, 2005                September 30, 2004
                                                   ---------------------------------    -------------------------------
                                                                             Average                            Average
                                                   Balance     Interest        Rate     Balance   Interest        Rate
                                                   --------------------------------------------------------------------
Assets
Taxable loans, net .............................   $282,984    $  4,506        6.37%    $271,686   $  4,127       6.08%
Taxable investment securities available for sale     22,865         175        3.06       18,111        141       3.11
Nontaxable investment securities and loans .....     17,404         305        7.01       19,425        336       6.93
Federal funds sold .............................      6,914          58        3.36       18,451         63       1.37
Restricted investment securities ...............      2,692           6        0.89        2,751         18       2.62
Interest-bearing deposits at financial
  institutions .................................      6,520          57        3.50        8,614         60       2.79
                                                   --------------------                 -------------------
        Total interest-earning assets ..........    339,379       5,107        6.02%     339,038      4,745       5.60%
                                                               --------                            --------
Cash and due from banks ........................     17,051                               14,757
Bank premises and equipment, net ...............      7,258                                6,811
Life insurance contracts .......................      4,555                                4,360
Other assets ...................................      3,139                                2,827
                                                   --------                             --------
        Total ..................................   $371,382                             $367,793
                                                   ========                             ========
Liabilities
Deposits:
 Interest-bearing demand .......................   $119,047    $    398        1.33%    $121,063   $    206       0.68%
 Time ..........................................    110,591         868        3.11      107,736        757       2.79
Note payable ...................................      2,100          28        5.22        2,724         24       3.41
Other borrowings ...............................     50,003         539        4.27       51,799        580       4.44
Junior subordinated debentures .................      4,125         106       10.32        4,125        106      10.32
                                                   --------------------                 -------------------
        Total interest-bearing liabilities .....    285,866       1,939        2.69%     287,447      1,673       2.31%
                                                               --------                            --------
Noninterest-bearing deposits ...................     53,022                               49,417
Other liabilities ..............................      2,129                                2,389
                                                   --------                             --------
        Total liabilities ......................    341,017                              339,253
Redeemable common stock held by KSOP ...........      3,544                                3,057
Stockholders' Equity ...........................     26,821                               25,483
                                                   --------                             --------
        Total ..................................   $371,382                             $367,793
                                                   ========                             ========
Net interest earnings ..........................               $  3,168                            $  3,072
                                                               ========                            ========

Net interest margin (net interest earnings
  divided by total interest-earning assets) ....                               3.70%                              3.59%
                                                                              ======                             ======

Nonaccruing loans are included in the average balance of loans. Loan fees are not material.

                  IOWA FIRST BANCSHARES CORP. AND SUBSIDIARIES

Critical Accounting Policy:

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio, it will enhance its methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes as well as the Management's Discussion and Analysis section presented elsewhere herein. Although management believes the levels of the allowance as of both September 30, 2005 and December 31, 2004 were adequate to absorb probable losses in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

The net interest margin increased to 3.70% during the third quarter of 2005 compared to 3.59% during the third quarter of 2004. The return on average interest-earning assets increased 42 basis points (from 5.60% in 2004 to 6.02% in 2005) while interest paid on average interest-bearing liabilities increased 38 basis points (from 2.31% in 2004 to 2.69% in 2005).

The Federal Reserve increased interest rates five times during the last seven months of 2004 and two more times during each of the first two quarters of 2005 as well as three times in the third quarter of 2005. Correspondingly, the prime lending rate, which was 4.00% at the beginning of 2004, increased to 6.75% by September 30, 2005. Over the past few years, the Company emphasized utilization of interest rate floors on selected commercial and agricultural loans. During 2004 most, if not all, of such loans subject to interest rate floors were actually paying the floor rate. This resulted in the rates received on taxable loans during all of 2004 falling slightly less than the rates paid on interest-bearing liabilities (38 basis points and 42 basis points, respectively). As market interest rates have risen, rates received on taxable loans have increased 29 basis points while rates paid on interest-bearing liabilities have increased 38 basis points when comparing the third quarters of 2005 and 2004. This result occurred due, in large measure, to the loans which are subject to floor rate pricing lagging market interest rate increases until such time as the floor rate has been exceeded and the loan repricing date met. Additionally, the mix of loans comprising the taxable loan portfolio, and pricing of new loan volume compared to existing loan rates, impact the overall yield earned. The extent of impact these items will have in the future will depend upon, among other things, the amount and timing of future market interest rate hikes and competitive pressures.

Rates received on taxable investment securities available for sale decreased during the third quarter of 2005, compared to the third quarter of 2004, by 5 basis points. Over the same time period, rates paid on interest-bearing liabilities increased 38 basis points. This was largely due to maturities and early calls of taxable investment securities coupled with reinvestment at appreciably lower interest rates. This portfolio, however, with an average maturity of only approximately two years, may be able to reprice higher if market interest rates remain at their current level or experience further increases.

Rates received during the quarter ended September 30, 2005, versus the same quarter of 2004, on nontaxable investment securities available for sale and on nontaxable loans increased 8 basis points while rates paid on interest-bearing liabilities increased 38 basis points. Most of the nontaxable investment securities available for sale were purchased when market interest rates were higher than rates currently available, despite recent interest rate hikes. In the current interest rate environment, when nontaxable investment securities mature or are sold, called, or otherwise paid down, the reinvestment rate available is frequently lower than the yield of the liquidating security.

The rate received on overnight federal funds sold to other banks increased 199 basis points during the third quarter of 2005, compared to the same quarter of 2004. This increase was primarily attributable to the monetary policy shift of the Federal Reserve which has caused overnight federal funds rates to significantly rise. For the quarter ended September 30, 2005, average federal funds sold to total average assets had been reduced to 1.9% from 5.0% during the same quarter in 2004. These federal funds sold can be used to fund future loan demand, deposit or other liability outflows, investment securities purchases, or various other purposes as identified by management.

The rate earned on interest-bearing deposits at financial institutions (primarily FDIC insured certificates of deposit) increased 71 basis points during the third quarter of 2005 versus the same quarter of 2004, while the average balance decreased $2,094,000. This asset category yielded 14 basis points over federal funds sold with little, if any, credit risk. The average maturity of interest-bearing deposits at financial institutions was approximately one year during the quarter ended September 30, 2005.

During this period of rising market interest rates, the rates paid on interest-bearing demand deposits rose 65 basis points. In contrast, the rates paid on time deposits increased only 32 basis points when comparing the third quarters of 2005 and 2004 as time deposits tend to reprice higher at a slower pace than interest-bearing demand deposits due to their longer maturities.

The rate paid on the note payable outstanding increased 181 basis points during the third quarter of 2005 compared to the same quarter last year. This was the result of numerous increases over the past twelve months in the prime lending rate to which the note payable rate is tied.

The use of wholesale funding sources (primarily Federal Home Loan Bank advances), while mitigating intermediate and long-term interest rate risk, tended to represent a relatively higher cost of funds than deposits for the Company. The Company's average rate paid for such Federal Home Loan Bank advances and other funds, however, was reduced by 17 basis points when comparing the third quarters of 2005 and 2004. Management reduced reliance on wholesale funding sources as evidenced by the average balance in this category declining nearly $1.8 million during the third quarter of 2005 compared to the third quarter of 2004.

Intense competition for all types of loans and deposits tends to limit the Company's ability to control pricing and other terms when dealing with customers. Despite these limitations, the Company was able to increase the overall net interest margin to 3.70% during the three months ended September 30, 2005, compared to 3.59% for the same period last year.

Provisions for loan losses were $90,000 and $120,000 for the three months ended September 30, 2005 and September 30, 2004, respectively. Net loan charge-offs for the quarter ended September 30, 2005 totaled $80,000 compared to net charge-offs of $24,000 for the same quarter in 2004.

Other income results from the charges and fees collected by the Company from its customers for various services performed, gross trust department revenue, miscellaneous other income, gains (or losses) from the sale of investment securities in the available for sale category and loans, as well as income from corporate owned life insurance. Total other income for the third quarter of 2005 was $795,000, identical to the third quarter of 2004. Service fees, particularly on deposit accounts, were the largest single component of the other income category, totaling $540,000 or $5,000 more than the same quarter last year. Trust department income rose $4,000 or 4.2% and gains on loans sold increased $21,000 or 91.3%. Income on corporate owned life insurance increased $3,000 or 7.0%. Finally, miscellaneous other income decreased $21,000 or 24.1% due primarily to a non-recurring revenue item recognized in 2004. No securities gains were recognized during the third quarter of 2005 compared to $12,000 for the same quarter of 2004.

Operating expenses include all of the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. For the quarter ended September 30, 2005, salaries and employee benefits, the largest component of operating expenses, increased $88,000 or 6.6% due to normal raises, incentives and the rising cost of health care. Additionally, a new branch was opened in December 2004, with its related operating expenses, including salaries and benefits being reflected in 2005. Occupancy and equipment expenses increased $37,000 or 10.6% as depreciation and property taxes rose. All other operating expenses increased $169,000 or 30.0% due in large measure to the new branch discussed above, expenses totaling $98,000 related to the suspension of report filing obligations with the SEC, and normal cost increases in various other expense categories. Excluding the suspension of report filing obligations with the SEC expenses, this category of other operating expenses increased $71,000 or 12.6%. Total operating expenses increased $294,000 or 13.1% during the third quarter of 2005 versus the same quarter last year. Excluding the suspension of report filing obligations with the SEC expenses, total operating expenses increased $196,000 or 8.8%. Increased costs of regulatory compliance in general, and the Sarbanes Oxley Act of 2002 in particular, as well as technology spending continue to challenge the Company in its effort to control expenses while maintaining strong productivity, efficiency, capacity and high quality customer service.

Income tax expense for the quarter ended September 30, 2005 of $394,000 represented 31.9% of income before taxes. For the comparable quarter last year, income tax expense was 30.4% of income before tax.

The efficiency ratio, defined as noninterest expense, excluding the provision for loan losses, as a percentage of net interest income plus noninterest income, was 65.6% and 59.7% for the three months ended September 30, 2005 and 2004, respectively. The primary reasons for this change in the efficiency ratio were the overhead expenses associated with the new branch, costs of suspension of report filing obligations with the SEC, increased regulatory compliance costs, the cost of technology, and the other reasons discussed previously in this report.

Results of Operations:

Nine months ended September 30, 2005 compared with nine months ended September 30, 2004

The Company recorded net income of $2,531,000 for the nine months ended September 30, 2005, compared with net income of $2,781,000 for the first nine months of 2004, a decrease of $250,000 or 9.0%. This decrease in net income resulted primarily from higher operating expenses more than offsetting an increase in net interest income.

Basic and  diluted  earnings  per share  were  $1.83 for the nine  months  ended
September  30,  2005,  $.16 or 8.0%  less  than the  same  period  in 2004.  The
Company's annualized return on average assets for the first three quarters of 2005 was .90% compared to .99% during the same period of the prior year. The Company's annualized return on average equity for the nine months ended September 30, 2005 and September 30, 2004 was 12.8% and 14.6%, respectively.

The distribution of average assets, liabilities and stockholders' equity and interest rates, as well as interest differential was as follows (dollar amounts in thousands and income and rates on fully taxable equivalent basis using statutory tax rates in effect for the year presented):

                                                           Nine Months Ended               Nine Months Ended
                                                           September 30, 2005              September 30, 2004
                                                   ---------------------------------   --------------------------------
                                                                             Average                            Average
                                                   Balance     Interest        Rate    Balance    Interest       Rate
                                                   --------------------------------------------------------------------
Assets
Taxable loans, net .............................   $278,091    $ 12,995        6.23%   $267,378   $ 12,260       6.11%
Taxable investment securities available for sale     22,112         499        3.01%     19,262        517       3.58%
Nontaxable investment securities and loans .....     18,136         941        6.92%     19,154        991       6.90%
Federal funds sold .............................     17,615         355        2.69%     29,787        220       0.98%
Restricted investment securities ...............      2,685          58        2.88%      2,883         45       2.08%
Interest-bearing deposits at financial
  institutions .................................      7,442         175        3.14%      8,218        158       2.56%
                                                   --------------------                -------------------
        Total interest-earning assets ..........    346,081      15,023        5.79%    346,682     14,191       5.46%
                                                               --------                           --------
Cash and due from banks ........................     16,232                              14,739
Bank premises and equipment, net ...............      7,294                               6,766
Life insurance contracts .......................      4,509                               4,321
Other assets ...................................      2,878                               2,921
                                                   --------                            --------
        Total ..................................   $376,994                            $375,429
                                                   ========                            ========
Liabilities
Deposits:
  Interest-bearing demand ......................   $125,189    $  1,148        1.23%   $127,155   $    575       0.60%
  Time .........................................    109,796       2,460        3.00%    108,928      2,323       2.85%
Note payable ...................................      2,100          77        4.84%      2,728         69       3.31%
Other borrowings ...............................     51,378       1,647        4.28%     54,372      1,876       4.61%
Junior subordinated debentures .................      4,125         319       10.32%      4,125        319      10.32%
                                                   --------------------                -------------------
        Total interest-bearing liabilities .....    292,588       5,651        2.58%    297,308      5,162       2.32%
                                                               --------                           --------
Noninterest-bearing deposits ...................     52,235                              47,440
Other liabilities ..............................      2,188                               2,128
                                                   --------                            --------
        Total liabilities ......................    347,011                             346,876
Redeemable common stock held by KSOP ...........      3,587                               3,074
Stockholders' Equity ...........................     26,396                              25,479
                                                   --------                            --------
        Total ..................................   $376,994                            $375,429
                                                   ========                            ========
Net interest earnings ..........................               $  9,372                           $  9,029
                                                               ========                           ========
Net interest margin (net interest earnings
divided by total interest-earning assets) ......                               3.62%                             3.48%
                                                                              ======                            ======

Nonaccruing loans are included in the average balance. Loan fees are not material.

The net interest margin increased to 3.62% during the first three quarters of 2005 compared to 3.48% during the same period of 2004. The return on average interest-earning assets increased 33 basis points (from 5.46% in 2004 to 5.79% in 2005) and interest paid on average interest-bearing liabilities increased 26 basis points (from 2.32% in 2004 to 2.58% in 2005).

Rates received during the first three quarters of 2005, compared to the same period in 2004, on taxable loans increased less than rates paid on interest-bearing liabilities (increases of twelve and 26 basis points, respectively).

Rates received on taxable investment securities available for sale decreased during the first nine months of 2005, compared to the same period in 2004, by 57 basis points. This was largely due to maturities and early calls of taxable investment securities coupled with reinvestment at appreciably lower interest rates. This portfolio, however, with an average maturity of only approximately two years, may be able to reprice higher if market interest rates remain at their current level or experience further increases.

Rates received during the first nine months of 2005, versus the same period of 2004, on nontaxable investment securities available for sale and on nontaxable loans increased two basis points while rates paid on interest-bearing liabilities increased 26 basis points. Most of the nontaxable investment securities available for sale were purchased when market interest rates were higher than rates currently available, despite recent interest rate hikes. In the current interest rate environment, when nontaxable investment securities mature or are sold, called, or otherwise paid down, the reinvestment rate available is frequently lower than the yield of the liquidating security.

The rate received on overnight federal funds sold to other banks increased 171 basis points during the first nine months of 2005, compared to the same period in 2004. This increase was primarily attributable to the monetary policy of the Federal Reserve which has caused overnight federal funds rates to significantly rise. These federal funds sold can be used to fund future loan demand, deposit or other liability outflows, investment securities purchases, or various other purposes as identified by management.

The rate earned on interest-bearing deposits at financial institutions (primarily FDIC insured certificates of deposit) increased 58 basis points during the first nine months of 2005 versus the first nine months of 2004. This asset category yielded 45 basis points over federal funds sold with little, if any, credit risk. The average maturity of interest-bearing deposits at financial institutions was less than one and one-half years during the nine months ended September 30, 2005.

During this period of rising interest rates, the rates paid on interest-bearing demand deposits rose 63 basis points when comparing the first three quarters of 2005 and 2004. Over the same comparison period, rates paid on time deposits increased only 15 basis points as time deposits tend to reprice higher at a slower pace than interest-bearing demand deposits due to their longer maturities.

The rate paid on the note payable outstanding increased 153 basis points during the first nine months of 2005 compared to the same period in 2004. This was the result of numerous increases during the last twelve months in the prime lending rate to which the note payable rate is tied.

The use of wholesale funding sources (primarily Federal Home Loan Bank advances), while mitigating intermediate and long-term interest rate risk, tended to increase overall interest expense. The Company's average rate paid for such Federal Home Loan Bank advances and other funds was reduced by 33 basis points when comparing the first nine months of 2005 and 2004. Management reduced reliance on wholesale funding sources as evidenced by the average balance in this category declining nearly $3.0 million during the first nine months of 2005 compared with 2004.

Intense competition for all types of loans and deposits tends to limit the Company's ability to control pricing and other terms when dealing with customers. Despite these limitations, the Company was able to increase the overall net interest margin to 3.62% during the nine months ended September 30, 2005, compared to 3.48% for the same period last year.

Provisions for loan losses were $390,000 for the nine months ended September 30, 2005, compared to $380,000 for the nine months ended September 30, 2004. Net loan charge-offs for the first nine months of 2005 totaled $310,000 compared to net charge-offs of $190,000 for the same period in 2004. Most of the net loan charge-offs in 2005 were attributable to one borrower.

Other income results from the charges and fees collected by the Company from its customers for various services performed, gross trust department revenue, miscellaneous other income and gains (or losses) from the sale of investment securities in the available for sale category and loans. Total other income for the first nine months of 2005 was $2,311,000, which was $20,000 or 0.9% less than the first nine months of 2004. Service fees, particularly on deposit accounts, were the largest single area of growth in the other income category, exhibiting an increase of $51,000 or 3.5%. Trust department income grew $14,000 or 5.0%; gains on loans sold increased $16,000 or 11.7%; and income on corporate owned life insurance rose $11,000 or 8.3%. Finally, miscellaneous other income declined $67,000 or 23.4% due in large measure to a non-recurring revenue item recognized in 2004. No securities gains were recognized during the first nine months of 2005 compared to $45,000 of such gains in 2004.

Operating expenses include all of the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. For the nine months ended September 30, 2005, salaries and employee benefits, the largest component of operating expenses, increased $247,000 or 6.4% due to normal raises, incentives and the rising cost of benefits. Additionally, a new branch was opened in December 2004, with its related operating expenses including salaries and benefits being reflected in the first nine months of 2005. Occupancy and equipment expenses increased $72,000 or 6.9%. All other operating expenses increased $351,000 or 20.7% due in large measure to the new branch discussed above, expenses totaling $98,000 related to suspension of report filing obligations with the SEC, normal cost increases in various other expense categories, as well as the final settlement in the first quarter of 2004 of a non-recurring liability at an amount approximately $20,000 more advantageous to the Company than previously anticipated and accrued for. Total operating expenses increased $670,000 or 10.1% during the first nine months of 2005 versus the same period the prior year. Excluding the suspension of report filing obligations with the SEC expenses, total operating expenses increased $572,000 or 8.7%. Increased costs of regulatory compliance in general, and the Sarbanes Oxley Act of 2002 in particular, as well as technology spending continue to challenge the Company in its effort to control expenses while maintaining strong productivity, efficiency, capacity and high quality customer service.

Income tax expense for the first nine months of 2005 was 31.4% of income before tax. For the comparable period last year income tax expense was 31.0% of income before tax.

The efficiency ratio, defined as noninterest expense, excluding the provision for loan losses, as a percentage of net interest income plus noninterest income, was 64.1% and 60.0% for the nine months ended September 30, 2005 and 2004, respectively. The primary reasons for this change in the efficiency ratio were the overhead expenses associated with the new branch, costs of the suspension of report filing obligations with the SEC, increased regulatory compliance costs, the cost of technology, and the other reasons discussed previously in this report.

Discussion and Analysis of Financial Condition

The Company's assets at September 30, 2005 totaled $372,110,000, an increase of $7,927,000 or 2.2% from December 31, 2004. As of September 30, 2005, the Company had $3,075,000 of federal funds sold compared to $12,300,000 at December 31, 2004. This decrease in federal funds sold resulted primarily from growth in deposits and securities sold under agreements to repurchase which was less than the growth in loans and investments available for sale (see below for further discussion). These liquid assets, federal funds sold, may be used to fund future loan growth, deposit or other liability outflows, purchases of investment securities available for sale, or for various other purposes as identified by management.

At September 30, 2005, interest-bearing deposits at financial institutions (primarily fully FDIC insured certificates of deposit) as well as some interest-bearing demand accounts at various banking institutions totaled $5,911,000 versus $8,395,000 at December 31, 2004. This decline was chiefly due to the yield spreads available on new interest-bearing deposits being less than Company established target spreads to alternative investments. Another reason for this decline in interest-bearing deposits at financial institutions was growth in the loan portfolio which required funding sources.

Total available for sale securities increased $3,438,000 or 11.3% during the first nine months of 2005 to total $33,763,000 at September 30, 2005. The Banks emphasize purchase of securities with maturities of five years and less as such purchases typically offer reasonable yields with limited credit risk as well as limited interest rate risk. Additionally, selected securities with longer maturities are owned in order to enhance overall portfolio yield without significantly increasing risk. In the rising interest rate environment which continued during the first three quarters of 2005, the subsidiary banks purchased more securities than the total of securities that were sold, matured, called, or paid down. However, most of the securities that were purchased had rather short maturities or likely early call dates. Securities sold during the first three quarters of 2005 and 2004 totaled none and $2,548,000, respectively, and resulted in net gains recognized of none and $45,000, respectively.

Net loans totaled $292,147,000 at September 30, 2005, an increase of $11,248,000 or 4.0% from December 31, 2004. Competition for high-quality loans remains intense in all loan categories. The Company's proceeds from sales of real estate loans in the secondary market for the first three quarters of 2005 totaled $8,907,000, an increase of $1,258,000 or 16.5% compared to the same period in 2004.

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

Nonaccrual loans totaled $2,110,000 at September 30, 2005, an increase of $442,000 or 26.5% from December 31, 2004. This increase was primarily related to three loan relationships at our Fairfield subsidiary bank which were moved to nonaccrual status during 2005. Management is closely monitoring these, and all other, nonaccrual loan relationships. There was a total of $294,000 other real estate owned at September 30, 2005 compared to $77,000 at December 31, 2004. Loans past due 90 days or more and still accruing totaled $92,000, which was $115,000 or 55.6% less than at year-end 2004. The allowance for possible loan losses of $3,465,000 at September 30, 2005, represented 1.2% of gross loans and 139% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing. At December 31, 2004, the allowance for possible loan losses of $3,385,000 represented 1.2% of gross loans and 173% of total nonaccrual loans, other real estate owned, and loans past due 90 days or more and still accruing.

Total deposits at September 30, 2005, were $283,835,000, an increase of $6,100,000 or 2.2% from the balance at December 31, 2004. Certificates of deposit represented on average for the nine months ended September 30, 2005, approximately 38% of total deposits. Interest-bearing demand deposits, comprised of savings, money market and NOW accounts, represented another 44% of average deposits. The final 18% of average deposits were in noninterest-bearing accounts. Securities sold under agreements to repurchase increased $1,804,000 (30.7%) to total $7,689,000 as more corporate dollars were directed to this category. Advances borrowed from the Federal Home Loan Bank declined by $1,230,000 from year end 2004, totaling $41,686,000 at quarter end, as management has put less emphasis on this funding source for intermediate and long-term needs. At September 30, 2005, however, short-term liquidity !dvances totaling $4,000,000 were outstanding with the Federal Home Loan Bank.

The note payable balance of $1,700,000 at September 30, 2005, decreased $400,000 from the balance at December 31, 2004. Effective as of the end of September 2005, the note payable was refinanced with a different lender. A total of $6,500,000 is available under this borrowing facility, $1,500,000 of which was drawn to repay existing indebtedness, $200,000 of which was drawn to fund operating expenses, with the remainder available to fund the costs associated with suspension of report filing obligations with the SEC discussed elsewhere in this document and other filings with the Securities and Exchange Commission. After a draw period of several months this line of credit will be converted to a five-year loan with a ten-year amortization period, bearing interest at the prime rate less 1.25%, with a ceiling of 6.5%. Principal payments will be made on a semi-annual basis with interest paid quarterly. This loan is secured by 100% of the outstanding stock of the Banks.

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

A positive repricing gap for a given period exists when total interest-earning assets exceed total interest-bearing liabilities and a negative gap exists when total interest-bearing liabilities are in excess of interest-earning assets. Generally a positive repricing gap will result in increased net interest income in a rising rate environment and decreased net interest income in a falling rate environment. A negative repricing gap tends to produce increased net interest income in a falling rate environment and decreased net interest income in a rising rate environment. At September 30, 2005, rate sensitive liabilities exceeded rate sensitive assets within a one year maturity range and, thus, the Company is theoretically positioned to benefit from a decline in interest rates within the next year.

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

The stability of the Company's funding, and thus its ability to manage liquidity, is greatly enhanced by its consumer deposit base. Consumer deposits tend to be small in size, diversified across a large base of individuals, and are government insured to the extent permitted by law. Total deposits at September 30, 2005, were $283,835,000 or 76.3% of total liabilities and equity.

Federal funds sold overnight totaled $3,075,000 or .8% of September 30, 2005 total assets. These federal funds sold may be used to fund loans as well as deposit withdrawals, or for other purposes as defined by management.

Securities available for sale with a fair value totaling $33,763,000 at quarter-end included net unrealized gains of approximately $169,000. These securities may be sold in whole or in part to increase liquid assets, reposition the investment portfolio, or for other purposes as defined by management.

Capital

Stockholders' equity increased $1,220,000 (4.7%) during the nine months ended September 30, 2005. The year-to-date increase included net income of $2,531,000, the decrease of $224,000 in accumulated other comprehensive income, $1,038,000 of dividends declared to shareholders, and the $49,000 increase in the maximum obligation related to KSOP shares.

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

A comparison of the Company's capital as of September 30, 2005 with the requirements to be considered adequately capitalized is presented below.

                                                                  For Capital
                                                     Actual    Adequacy Purposes
                                                     ---------------------------

Total capital to risk-weighted assets                 12.9%          8.00%
Tier 1 capital to risk-weighted assets                11.7%          4.00%
Tier 1 capital to average assets                       9.2%          4.00%

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

Trends, Events or Uncertainties

Officers and directors of the Company and its subsidiaries have had, and may have in the future, banking transactions in the ordinary course of business of the Company's subsidiaries. In the opinion of management, all such transactions are on substantially the same terms, including interest rates on loans and collateral, as those prevailing at the time for comparable transactions with others, involve no more than normal risk of collectibility, and present no other unfavorable features. One such loan relationship, however, which resulted in year-to-date through September 30, 2005 net charge-off of $279,000, was with a related party of a subsidiary bank director.

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

A number of factors, many of which are beyond the ability of the Company to control or predict, could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following: (i) the strength of the local and national economy; (ii) the economic impact of any future terrorist threats or attacks; (iii) changes in state and federal laws, regulations and governmental policies concerning the Company's general business; (iv) changes in interest rates and prepayment rates of the Company's assets; (v) increased competition in the financial services sector and the inability to attract new customers; (vi) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (vii) the loss of key executives or employees; (viii) changes in consumer spending;
(ix) unexpected results of acquisitions; (x) unexpected outcomes of existing or new litigation involving the Company; (xi) changes in accounting policies and practices; and (xii) the successful completion of the "going private" transaction that was announced on July 22, 2005 which will be voted on at a special shareholders meeting scheduled for November 22, 2005. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On July 22, 2005, the Company's board of directors announced a plan to suspend its obligation to file reports with the Securities and Exchange Commission, by means of a 1-for-1,000 reverse split of the Company's common stock, followed immediately by a 1,000-for-1 forward split. The effect of this transaction would be to reduce the number of shareholders of record to less than 300, thereby suspending the Company's obligation to file reports with the SEC. Shareholders with less than 1,000 shares of common stock, held of record in their name, immediately before the split will receive a cash payment equal to $38.00 per pre-split share. Shareholders with 1,000 or more shares of record in their name immediately before the split will continue to hold the same number of shares after completion of the split transaction. The proposed split transaction is subject to approval by the holders of a two-thirds majority of the issued and outstanding shares of the Company's common stock. Shareholders will be asked to approve the split transaction at a special meeting of shareholders scheduled for November 22, 2005. Based upon shareholders of record as of September 30, 2005, we expect the cash payment for repurchase of shares from non-continuing shareholders to be approximately $2,478,000 and the professional fees and other expenses related to the split transaction to total approximately $185,000. The Company anticipates funding this transaction with external debt. A line of credit has been established, effective September 29, 2005, which, after a draw period of several months, will be converted to a five-year loan with a ten-year amortization period, bearing interest at the prime rate less 1.25%, with a ceiling of 6.5%. Principal payments will be made on a semi-annual basis with interest paid quarterly. This loan is secured by 100% of the outstanding stock of the Banks.


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





November 14, 2005                                /s/ D. Scott Ingstad
-----------------                                -------------------------------
Date                                             D. Scott Ingstad, Chairman of
                                                 the Board, President and CEO




November 14, 2005                                /s/ Kim K. Bartling
-----------------                                -------------------------------
Date                                             Kim K. Bartling, Executive Vice
                                                 President, Chief Operating
                                                 Officer & Treasurer